Form 10-Q
period 1999-09-30
LUMINANT WORLDWIDE CORP
filed 1999-11-15
CIK 1087322

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1999   Commission File Number 000-26977


                         LUMINANT WORLDWIDE CORPORATION
             (Exact name of registrant as specified in its Charter)

          Delaware                                          752783690
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                      Identification Number)


             4100 Spring Valley Road, Suite 750, Dallas, Texas 75244
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (972) 404-5167


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

Number of shares of common stock (including non-voting common stock)
outstanding at October 30, 1999:   24,213,248

                             TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                               Page
                                                                              -----
      Item 1                  Financial Statement
      ------

      Pro Forma Combined Financial Information
      Organization and Basis of Presentation                                    3

      Pro Forma Combined Statements of Operations
      for the three months ended September 30, 1998 and 1999
      and the nine months ended September 30, 1998 and 1999
      (unaudited)                                                                4

       Consolidated Balance Sheets, September 30, 1999 and
       December 31, 1998 (unaudited)                                             6

       Consolidated Statements of Operations
       for the three months ended September 30, 1998 and 1999
       and the nine months ended September 30, 1998 and 1999
       (unaudited)                                                               7

       Consolidated Statement of Changes in Stockholders' Equity
       for the nine months ended September 30, 1999 (unaudited)                  8

       Consolidated Statements of Cash Flows
       for the nine months ended September 30, 1998 and 1999
       (unaudited)                                                               9

       Notes to Consolidated Financial Statements                               10

       Item 2         Management's Discussion and Analysis of
       ------         Financial Condition and Results of Operations             11

PART II -- OTHER INFORMATION

       Item 2.        Changes in Securities and Use of Proceeds                 16
       -------

       Item 3.        Exhibits and Reports on Form 8-K                          18
       -------


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRO FORMA COMBINED FINANCIAL INFORMATION


ORGANIZATION AND BASIS OF PRESENTATION

Luminant Worldwide Corporation, a Delaware corporation ("Luminant"), was founded in August 1998 to create a leading single-source Internet service company that provides electronic commerce professional services to Fortune 1000 companies, Internet based companies and other organizations. Prior to September 1999, it did not conduct any material operations. On September 21, 1999, it completed its initial public offering of its common stock and concurrently acquired seven operating businesses and the assets of Brand Dialogue-New York (the "Acquired Businesses").

For financial statement presentation purposes, (1) Align Solutions Corp., one of the Acquired Businesses, is presented as the acquirer of the other Acquired Businesses and Luminant (2) these acquisitions are accounted for in accordance with the purchase method of accounting and (3) the effective date of these acquisitions is September 21, 1999. As used in Item 1 of Part 1, the term "Company" means (1) Align prior to September 21, 1999 and (2) Align, the other Acquired Businesses and Luminant on that date and thereafter.

The accompanying unaudited pro forma combined statements of operations for the nine months ended September 30, 1999 and 1998, respectively, assume that Luminant completed the following transactions on January 1 in each period presented and:

Its issuance and sale in the IPO of 4,665,000 shares of its common stock (excluding shares it sold on the exercise of its underwriters' over-allotment option) at $18.00 per shares;

Its issuance and sale of 835,000 shares of non-voting common stock to Young &
     Rubicam at $18.00 per share;

Its acquisition of the eight Acquired Businesses and its payment of the purchase prices for those businesses; and

These statements also reflect pro forma adjustments for:

Amortization of goodwill resulting from the acquisitions of the Acquired
     Businesses;

The reversal of the Acquired Businesses' income tax provision as on a combined basis the Company has tax losses;

The reduction in 1999 compensation expense related to non-recurring, non cash compensation charges related to equity appreciation rights at the Acquired Businesses, other than Align as the accounting acquirer;

Adjustments to increase expenses related to budgeted corporate compensation, board of directors' expenses, other administrative expenses, and the additional expenses of being a public entity;

You should read the accompanying unaudited pro forma combined statements of operations together with the Company's historical unaudited financial statements and notes thereto this report includes. The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial information does not purport to represent what the Company's combined results of operations would actually have been if such transactions had in fact occurred when assumed and are not necessarily representative of the Company's results of operations for any future period. Since Luminant and the Acquired Businesses were not under common control or management for all or a portion of the periods presented, historical combined results may not be comparable to, or indicative of, future performance.

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                   PRO FORMA COMBINED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                      1999         1998       1999         1998
                                    ---------   ----------  ----------  ----------
Revenues                            $ 26,446    $ 13,392    $ 67,883    $ 38,133
Cost of services                      15,285       7,380      40,026      24,776
                                    --------    --------    --------    --------
Gross margins                         11,161       6,012      27,857      13,357

Selling, general and
    administrative expenses           10,392       6,897      26,507      18,863
Equity based compensation expense     12,307         207      15,795       3,811
Intangibles amortization              26,362      26,362      79,085      79,085
                                    --------    --------    --------    --------

Loss from operations                 (37,900)    (27,454)    (93,530)    (88,402)
Interest expense,
     net                                (233)        (87)       (523)       (235)
Other expense, net                      (381)        (40)       (531)       (198)
                                    --------    --------    --------    --------

Loss before provision for
     income taxes                    (38,514)    (27,581)    (94,584)    (88,835)
Provision for income taxes              --          --          --          --
                                    --------    --------    --------    --------

Net loss                            ($38,514)   ($27,581)   ($94,584)   ($88,835)
                                    ========    ========    ========    ========

Net loss per share:
      Basic and fully diluted       ($  1.61)   ($  1.15)   ($  3.96)   ($  3.72)
     Weighted average shares
     outstanding                      23,902      23,902      23,902      23,902



    The accompanying notes are an integral part of these pro forma combined financial statements.

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
              NOTES TO PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)

              SHARES USED IN COMPUTING PRO FORMA NET LOSS PER SHARE

The following table summarizes the number of shares of common stock used in calculating pro forma net loss per share:


                                                Three Months Ended                              Nine Months Ended
                                                  September 30,                                    September 30,
                                            ----------------------------                    ----------------------------
                                               1999              1998                           1999               1998
                                            ----------        ----------                    ----------        ----------
Shares issued to owners of the
  Acquired Businesses                             16,570            16,570                      16,570           16,570

Shares issued to initial stockholders
  and certain management personnel
  of Luminant                                      1,832             1,832                       1,832            1,832

Shares issued in the IPO together
  with Young & Rubicam's direct
  purchase of shares                               5,500             5,500                       5,500            5,500
                                           -------------       -----------                ------------       ----------
         Total                                    23,902            23,902                      23,902           23,902
                                           -------------       -----------                ------------       ----------



     The computation of net loss and diluted net loss per share excludes Common Stock issuable upon exercise of certain employee stock options and upon exercise of certain outstanding warrants and other options, as their effect is antidilutive.

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                                   September 30,      December 31,
                                                       1999              1998
                                                   ------------       ------------
                                                   (unaudited)

                                 ASSETS
Current assets:
     Cash and cash equivalents                        29,349                --
     Accounts receivable, net of allowance of
         $895 and $115                                20,966             2,162
     Unbilled revenues                                 1,224                11
     Employee and other receivables                      212                --
     Prepaid expense and other assets                  1,406                74
                                                    --------           -------

         Total current assets                         53,157             2,247

Property and equipment, net                            4,457               776

Other assets:
     Goodwill and other intangible, net of
         accumulated amortization of
         $6,925 and $108                             311,430                42
     Other                                               341                 2
                                                    --------           -------

         Total assets                                369,385           $ 3,067
                                                    --------           -------
                                                    --------           -------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                 12,305           $   332
     Payable for eight companies' stock and other
         acquisition related obligations                 310                --
     Dividends payable                                 2,386                --
     Customer deposits                                   132                --
     Accrued liabilities                               5,356               714
     Notes payable                                     3,413               325
     Current maturities of long-term debt                259                71
                                                    --------           -------

         Total current liabilities                    24,161             1,442

Long-term liabilities:
     Long-term debt, net of current maturities         4,619               156
                                                     -------           -------
         Total liabilities                            28,780             1,598

Stockholders' equity
     Common stock                                        239                46
     Additional paid-in capital                      385,271             1,873
     Retained deficit                                (44,905)             (450)
                                                     -------           ------

         Total stockholders' equity                  340,605            1,469
                                                     -------          -------
         Total liabilities and stockholders'
               equity                                369,385          $ 3,067
                                                     =======          =======


        The accompanying notes are an integral part of these consolidated financial statements.

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                     THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                        SEPTEMBER 30,                             SEPTEMBER 30,

                                                   1999                1998                  1999               1998
                                               -------------      ------------           -------------      -------------
Revenues                                          $ 11,219            $ 2,899             $  22,012            $ 5,896
Cost of services
                                                     6,944              1,351                13,316              3,156
                                                  --------             ------             ---------            -------
Gross margin                                         4,275              1,548                 8,696              2,740

Selling, general and administrative expenses         3,612              1,070                10,838              2,743
Equity based compensation expense                   13,020                 --                13,020                 --
Intangibles amortization                             4,079                 13                 5,445                 38
                                                  --------             ------             ---------            -------
Income (loss) from operations                      (16,436)               465               (20,607)               (41)

Other expense:
     Interest expense, net                             (24)               (12)                  (49)               (41)
     Other, net                                        (14)               (82)                  (14)               (82)
                                                  --------             ------             ---------            -------
Income (loss) before provision for
  income taxes                                     (16,474)               371               (20,670)              (164)
Provision for income taxes                              --                 --                   --                  --
                                                  --------             ------             ---------            -------
Net income (loss)                                 $(16,474)            $  371             $ (20,670)           $  (164)
                                                  ========             ======             =========            =======

Net income (loss) per share:
     Basic and Diluted                              $(2.12)            $ 0.08                $(3.63)            ($0.04)
                                                  ========             ======             =========            =======

Number of shares used in calculating net income (loss) per share:

     Basic and Diluted                               7,784              4,646                 5,702              4,646



         The accompanying notes are an integral part of these consolidated financial statements.

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (IN THOUSANDS; UNAUDITED)



                                                                   Common Stock    Additional
                                                            -------------------- -   Paid-In      Retained
                                                               Shares     Amount     Capital      Deficit
                                                            -----------------------------------------------
BALANCE, January 1, 1999                                      3,756     $     38     $  2,283     $   (450)

Issuance of common stock                                        890            9       14,541         --

Equity related compensation                                    --           --          3,346         --

Value of stock options granted in acquisitions                 --           --            489         --

Issuance of common stock to owners of
    Acquired Businesses other than Align, as                 13,756          137      213,323         --
    well as to initial stockholders and certain
    management personnel of Luminant

Issuance of common stock in IPO, including
    shares issued to Young & Rubicam, net of costs            5,500           55       83,751         --

Equity related charge for shares and options issued to
    officers and a former officer                              --           --         11,184         --

Value of options granted to Young and Rubicam                  --           --         25,974         --

Equity based acquisition fees to sponsor                       --           --         21,038         --

Value of options issued to Acquired Businesses                 --           --          9,342         --

Distributions to stockholders                                  --           --           --        (23,785)

Net loss                                                       --           --           --        (20,670)
                                                            -----------------------------------------------

BALANCE, September 30, 1999                                  23,902     $    239     $385,271     $(44,905)
                                                            ===============================================



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,

                                                                                    1999                  1998
                                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     ($20,670)                ($194)
     Equity related compensation                                                    14,020                    --
     Charges related to UAL warrant                                                  1,175                    --
     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                                               5,245                   168
         Changes in assets and liabilities, excluding effects of acquisitions:
              Accounts receivable                                                   (4,925)                 (756)
              Unbilled revenues                                                        611                    43
              Prepaid expenses and other                                              (571)                   13
              Other assets                                                           1,496                    (7)
              Accounts payable including cash overdraft                              7,344                   171
              Accrued liabilities and customer deposits                               (610)                  324
                                                                                  --------                 -----
                  Net cash provided by (used in) operating activities                3,115                  (238)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                           (1,245)                 (509)
     Payments for acquisitions accounted for as purchases, net of
         cash received of $1,986                                                   (33,303)                  --
                                                                                  --------                 -----

                  Net cash used in investing activities                            (34,548)                 (509)
                                                                                  --------                 -----

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                    1,061                    --
     Repayments of long-term debt                                                      (64)                  (62)
     Proceeds from issuances of common stock                                        83,806                   944
     Distributions to stockholders                                                 (21,473)                   --
     Proceeds from notes payable                                                       510                    --
     Repayments of notes payable                                                    (3,058)                  (24)
                                                                                  --------                 -----

                  Net cash provided by financing activities                         60,782                   858
                                                                                  --------                 -----

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           29,349                   111

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        --                    11
                                                                                  --------                 -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 29,349                 $ 122
                                                                                  ========                 =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                        $  85                 $  41
                                                                                     =====                 =====
NONCASH INVESTING ACTIVITY:
     Acquisition through issuance of common stock                                 $213,460                 $  --
                                                                                  ========                 =====

         The accompanying notes are an integral part of these consolidated financial statements.

                         LUMINANT WORLDWIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. ORGANIZATION AND BASIS OF PRESENTATION

Luminant Worldwide Corporation, a Delaware Corporation, was founded in August 1998 to create a leading single-source Internet service company that provides electronic commerce professional services to Fortune 1000 companies, Internet based companies and other organizations. Prior to September 1999, it did not conduct any material operations. On September 21, 1999, it completed its initial public offering of its common stock and concurrently acquired seven operating businesses and the assets of Brand Dialogue-New York (the "Acquired Businesses").

For financial statement presentation purposes, (1) Align Solutions Corp., one of the Acquired Businesses, is presented as the acquirer of the other Acquired Businesses and Luminant, (2) these acquisitions are accounted for in accordance with the purchase method of accounting and (3) the effective date of these acquisitions is September 21, 1999. As used in Item 1 of Part I, the term "Company" means (1) Align prior to September 21, 1999 and (2) Align, the other Acquired Businesses and Luminant on that date and thereafter.

Under applicable regulations of the SEC, the historical financial statements in this report are unaudited and omit information and footnote disclosures that financial statements prepared in accordance with generally accepted accounting principles normally would include. In the opinion of management, (1) the disclosures herein are adequate to make the information presented not misleading and (2) the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods presented.

The purchase accounting in this filing is based on estimates made by management based on the information currently available and is subject to change in the fourth quarter.

Operating results for interim periods are not necessarily indicative of the results for full years. You should read these condensed consolidated financial statements together with the audited financial statements and the notes thereto of Luminant and the Acquired Businesses which Luminant's registration statement for its IPO includes.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company has not added to or changed its accounting policies significantly since December 31, 1998. For a description of these policies, see Note 2 of Notes to Financial Statements of Align and Luminant in Luminant's IPO registration statement.

3. SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE

The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating net income
(loss) per share:

                                                          Three Months               Nine Months
                                                       Ended September 30,       Ended September 30,
                                                       --------------------     --------------------
                                                       1999           1998      1999           1999
                                                       -----          -----     -----          -----
Shares issued to Align's owners                        4,646          4,646     4,646          4,646

Shares issued to owners of Acquired Businesses
  other than Align                                     1,944            --        655            --

Shares issued to the initial stockholders and
  certain management personnel of Luminant               298            --        100            --

Shares issued in the IPO                                 896            --        301            --
                                                       -----          -----     -----          -----
  Number of shares used in calculating basic and
    diluted net income (loss) per share                7,784          4,646     5,702          4,646
                                                       -----          -----     -----          -----
                                                       -----          -----     -----          -----

The computation of net loss and diluted net loss per share excludes Common Stock issuable upon exercise of certain employee stock options and upon exercise of certain other outstanding warrants and other options, as their effect is antidilutive.

4. AGREEMENT WITH UNITED

We have entered into an agreement with United Air Lines, Inc. ("United") under which we have agreed to provide electronic commerce strategy, business planning and design services to United until June 30, 2004, but United has no obligation to purchase any services from us. Under this agreement, we have issued to United a warrant to purchase up to 300,000 shares of our common stock at an exercise price per share equal to the initial public offering price. Under the warrant, United has the immediate right to purchase 50,000 shares of common stock. Over the five year term of the agreement, United will have the right to purchase 5,000 shares of the remaining shares under the warrant for every $1 million of revenues we receive from United up to $50 million of revenue. Our selling, general and administrative expenses include a charge of $1.2 million related to the value of shares underlying this warrant. We based this amount on a Black-Scholes pricing model with a volatility of 70%, a risk-free rate of return of 5.26%, a dividend yield of 0% and exercise of warrants five years from date of grant.

5. INCOME TAXES

Prior to September 21, 1999, Align was an S corporation and was not subject to federal income taxes. In addition, three other acquired businesses were limited liability companies and therefore were not subject to federal income taxes. Effective with their acquisition they became C corporations subject to those taxes, and we have recorded an estimated deferred tax asset as a result of the difference between the book and tax bases of the net assets of these corporations. Because the Company has not yet demonstrated that it expects to generate taxable income, a valuation allowance has been established for the carrying amount of this asset. In addition, because of the lack of taxable income, no provision for income taxes has been provided in the accompanying statements.

6. SEGMENT REPORTING

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. The Company currently operates under one segment and all operations and long-lived assets are in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares the three- and nine-month periods ended September 30, 1999 to the corresponding periods ended September 30, 1998 for Luminant Worldwide Corporation and its subsidiaries ("Luminant," the "Company," "we," "us" and "our"). You should read the following discussion in conjunction with (1) the pro forma and historical financial statements and related notes contained elsewhere in this Form 10-Q, and (2) the pro forma and historical financial statements and related notes and management's discussion and analysis of financial condition and results of operations contained in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC") on June 8, 1999, as amended (S.E.C. File No. 333-80161) (the "Registration Statement"). This discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause future activities and actual results of operations to materially differ from those set forth and described in the forward-looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the risk that we may not be profitable in the future, the risk that we may not successfully integrate each of the companies and businesses we acquire, the possibility that we may not be able to hire, train and retain skilled employees, the rate at which we will write off significant goodwill on our balance sheet, risks related to increased competition in our industry, changes in government regulation of the Internet and electronic commerce industry and risks posed by the Year 2000 problem. Additional information concerning these and other risks and uncertainties is contained from time to time in the Company's filings with the Securities and Exchange Commission. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

On September 15, 1999, Luminant declared a 16,653-for-one stock split. All share and per-share amounts, including stock option information, set forth in this Form 10-Q have been restated to reflect this stock split.

On September 21, 1999, Luminant completed its initial public offering of 4,665,000 shares of its common stock, concurrently with the sale of 835,000 shares of non-voting common stock to Young & Rubicam, Inc. (collectively, the "Offering") and the acquisition of seven operating businesses and the assets of Brand Dialogue-New York (the "Acquired Businesses"). One of the Acquired Businesses, Align Solutions Corp. ("Align"), has been identified as the "accounting acquirer" for our financial statement presentation, and its assets and liabilities have been recorded at historical cost levels. The acquisition of each of the other Acquired Businesses was accounted for using the purchase method of accounting. Because the Internet and electronic commerce industries are in the early stage of development and are continuing to evolve rapidly, the recorded goodwill from the acquisitions will be amortized on a straight line basis over three years, the estimated period of benefit. In addition, the pro forma combined financial information in this report covers periods during which the Acquired Businesses had different tax structures and operated independently of each other as private, owner-operated companies.

In September, 1999 we entered into an agreement with United Air Lines, Inc. ("United") under which we have agreed to provide electronic commerce strategy, business planning and design services to United until June 30, 2004, but United has no obligation to purchase any services from us. Under this agreement, we have issued to United a warrant to purchase up to 300,000 shares of our common stock at an exercise price per share equal to the initial public offering price. Under the warrant, United has the immediate right to purchase 50,000 shares of common stock. Over the five year term of the agreement, United will have the right to purchase 5,000 shares of the remaining shares under the warrant for every $1 million of revenues we receive from United up to $50 million of revenue. Our selling, general and administrative expenses include a charge of $1.2 million related to the value of shares underlying this warrant. We based this amount on a Black-Scholes pricing model with a volatility of 70%, a risk-free rate of return of 5.26%, a dividend yield of 0% and exercise of warrants five years from date of grant.

Our customers generally retain us on a project-by-project basis. We typically do not have material contracts that commit a customer to use our services on a long-term basis. Revenue is recognized primarily using the percentage of completion method on a contract-by-contract basis. Our use of the percentage of completion method of revenue recognition requires management to estimate the degree of completion of each project. To the extent these estimates prove to be inaccurate, the revenues and gross profits reported for periods during which work on the project is ongoing may not accurately reflect the final financial results of the project. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize these provisions in the period in which the losses are determined.

We provide our services primarily on a fixed-price, fixed-time frame basis. We use internally developed processes to estimate and propose fixed prices for our projects. The estimation process applies a standard billing rate to each project based upon the level of expertise and number of consultants required, the technology environment, the overall technical complexity of the project and whether strategic, creative or technology solutions or value-added services are being provided to the client. We also provide services on a time and materials basis.

Our financial results may fluctuate from quarter to quarter based on such factors as the number, complexity, size, scope and lead time of projects in which we are engaged. More specifically, these fluctuations can result from the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. In addition, revenue from a large client may constitute a significant portion of our total revenue in a particular quarter.

The Company's cost of services are comprised primarily of salaries, employee benefits and incentive compensation of billable employees and a proportionate share of facilities costs, including depreciation, and computer and office equipment operating leases, based on the ratio of billable to total employees.

Selling expenses consist of salaries, bonuses, commissions and benefits for our sales and marketing staff as well as other marketing and advertising expenses. General and administrative costs consist of salaries, bonuses and related employee benefits for executive, senior management, finance, recruiting and administrative employees, training, travel and other corporate costs. General and administrative costs also include a proportionate share of facilities costs including depreciation, and computer and office equipment operating leases, based on the ratio of non-billable to total employees.

The pro forma financial statements herein also reflect pro forma adjustments for amortization of goodwill resulting from the acquisitions of the Acquired Businesses, reversal of the Acquired Businesses' income tax provision, as the Company has not demonstrated that it will generate future taxable income, a reduction in 1999 compensation expense of the Acquired Businesses, other than Align as the accounting acquirer, related to non-recurring, non-cash compensation charges related to equity appreciation rights, and adjustments to increase expenses related to budgeted corporate compensation, board of directors' expenses, other administrative expenses, and other additional expenses of being a public entity.

RESULTS OF OPERATIONS - PRO FORMA COMBINED

The following table sets forth for us on a pro forma combined basis selected statement of operations information and that information as a percentage of revenues for the periods indicated.



                                                   Three Months            Nine Months
                                                      Ended                   Ended
                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                  1999       1998        1999         1998
Revenues                                       $ 26,446    $ 13,392    $ 67,883    $ 38,133
Cost of services                                 15,285       7,380      40,026      24,776
                                               --------    --------    --------    --------

Gross margin                                     11,161       6,012      27,857      13,357

Selling, general and administrative expenses     10,392       6,897      26,507      18,863
Equity based compensation expense                12,307         207      15,795       3,811
Intangibles amortization                         26,362      26,362      79,085      79,085
                                               --------    --------    --------    --------

Loss from operations                           ($37,900)   ($27,454)   ($93,530)   ($88,402)
                                               ========    ========    ========    ========


Revenues

For the three-month period ended September 30, 1999, revenue increased $13.1 million, or 97%, to $26.4 million from $13.4 million for the three-month period ended September 30, 1998. For the nine-month period ended

September 30, 1999, revenue increased $29.8 million, or 78%, to $67.9 million from $38.1 million for the nine-month period ended September 30, 1998. This increase in revenue is primarily the result of an increase in the size and number of client engagements. This increase also resulted from an increase in the proportion of strategy consulting services provided, which tend to have higher average billing rates than other services. The increase in revenue resulted as well from an overall growth in the number of billable professionals on staff, which grew to approximately 608 as of September 30, 1999 from approximately 440 as of September 30, 1998.

Cost of Services

Cost of services consists primarily of salaries, associated employee benefits and incentive compensation for personnel directly assigned to client projects as well as a proportionate share of all facilities costs, including depreciation, and computer and office equipment operating leases, based on the ratio of billable professionals compared to total employees. These costs increased $7.9 million, or 107%, to $15.3 million for the three-month period ended September 30, 1999 from $7.4 million for the three-month period ended September 30, 1998, and increased $15.2 million, or 62%, to $40.0 million for the nine-month period ended September 30, 1999 from $24.8 million for the nine period ended September 30, 1998. These increases were due primarily to an increase of approximately 168 additional billable professionals needed to service our increased client engagements. The growth in headcount resulted primarily from organic growth.

Gross Margin

For the three-month period ended September 30, 1999, gross margin increased $5.2 million, or 87%, to $11.2 million from $6.0 million for the three-month period ended September 30, 1998. The gross margin increase reflects an increase in revenue during the three-month period ended September 30, 1999 compared to the three-month period ended September 30, 1998. As a percentage of revenue, gross margin decreased from 45% to 42% for the three-month period ended September 30, 1999, as compared to the three-month period ended September 30, 1998. The percentage decrease primarily resulted from general increases in salary expenses, including increases in salaries to existing personnel and the addition of salaries for our new hires.

For the nine-month period ended September 30, 1999, gross margin increased $14.5 million, or 109%, to $27.9 million from $13.4 million for the nine-month period ended September 30, 1998. The gross margin increase reflects an increase in revenue during the nine-month period ended September 30, 1999 compared to the nine-month period ended September 30, 1998. As a percentage of revenue, gross margin increased from 35% to 41% for the nine-month period ended September 30, 1999, as compared to the nine-month period ended September 30, 1998. The percentage increase primarily reflects increased overall utilization of billable professionals as well as an increase in the proportion of strategy consulting services provided, which tend to have higher average billing rates than other services. A variety of factors can affect employee utilization rates, including growth in the size of staff and changes in the number, size and duration of projects in any period. Any reduction in employee utilization rates could cause gross margin to decline as a percentage of revenue.

Selling, General and Administrative Expenses

Selling expenses consist of salaries, bonuses, commissions, and benefits for our sales and marketing staff as well as other marketing and advertising expenses. General and administrative costs consist of salaries, bonuses and related employee benefits for executive, senior management, finance, recruiting and administrative employees, training, travel and other corporate costs. General and administrative costs also include a proportionate share of facilities costs including depreciation, and computer and office equipment operating leases, based on the ratio of non-billable to total employees. These costs increased $3.5 million, or 51%, to $10.4 million for the three-month period ended September 30, 1999 from $6.9 million for the three-month period ended September 30, 1998. These costs increased $7.6 million, or 40%, to $26.5 million for the nine-month period ended September 30, 1999 from $18.9 million for the nine-month period ended September 30, 1998. This increase was due primarily to expenses associated with an expansion of facilities and incursion of related expenses to support our growth. The increase was also attributable to an increase in the number of administrative personnel to service the larger number of billable professionals on staff. The increase is further attributable to a $1.2 million charge taken in the nine months ended September 30, 1999 for the value of warrants granted to United Air Lines, Inc. under the terms of a strategic relationship agreement we entered into with them in September, 1999. As a percentage of revenue, selling, general and administrative expenses decreased from 52% to 39% for the three-month period ended September 30, 1999, as compared to the three-month period ended September 30, 1998, and from 50% to 39% for the nine-month period ended September 30, 1999, as compared to the nine-month period ended September 30, 1998. This decrease as a percentage of sales resulted from greater efficiency in our administrative departments.

Equity based compensation expense

Following the third quarter of 1998, the Company recorded equity based compensation expenses related to 663,002 shares of common stock Luminant issued during 1998 and the six months ended June 30, 1999 to management and nonemployee directors at a nominal cost. The amount of this charge reflected a fair value of $12.22 per share, which represented a 32% discount from the initial offering price of $18.00 per share. In addition, equity based compensation expense also includes the value of options issued to employees of Align, the accounting acquirer.

Intangibles Amortization

As a result of the purchase of our Acquired Businesses, we recorded approximately $301.0 million of goodwill and other intangibles. These amounts as well as goodwill resulting from certain historical acquisitions, are being amortized over a period of three years. Accordingly, we have recorded pro forma amortization expense of approximately $26.4 million per quarter in both the 1999 and 1998 pro forma presentations.

RESULTS OF OPERATIONS - HISTORICAL

The Company conducted no significant operations between August 21, 1998 (inception) and September 21, 1999 other than organizational activities and activities relating to the Offering and the acquisition of the Acquired Businesses. The Company incurred costs of approximately $4 million for various legal, accounting, printing and other costs in connection with the Offering and the acquisition of the Acquired Businesses.

The Offering and the acquisition of the Acquired Businesses closed on September 21, 1999. For financial reporting purposes, the acquisition of the Acquired Businesses, other than Align as the accounting acquirer, has been accounted for under the purchase method of accounting from September 21, 1999. Activity that occurred between September 21, 1999 and September 30, 1999 was not material to the results of operations for the quarter. For a discussion of pro forma operations for the three months ended September 30, 1998 and 1999, see "Results of Operations - Pro Forma Combined."

LIQUIDITY AND CAPITAL RESOURCES

We raised $85.9 million from the issuance of 4,665,000 shares of common stock in our initial public offering and the simultaneous sale of 835,000 shares of non-voting common stock to Young & Rubicam, Inc. on September 21, 1999, and the subsequent sale of an additional 278,986 shares of Common Stock upon exercise of the underwriters' over-allotment option, net of underwriting discounts, commissions and the expenses of the Offering and of the acquisitions of the Acquired Businesses. We have used and are using a portion of the net proceeds to pay the purchase prices for the Acquired Businesses and for general corporate purposes, including working capital expenditures. A portion of the proceeds may also be used for the acquisition of additional businesses and payment of contingent consideration to the former owners of the Acquired Businesses. Pending such uses, we have invested the net proceeds of the Offering in investment grade, interest-bearing securities.

As of September 30, 1999, we had $29.3 million in cash, cash equivalents and short-term investments. Net cash provided by operations for the nine months ended September 30, 1999 was $3.1 million as compared to net cash used in operations of $.2 million for the nine months ended September 30, 1998.

Net cash used in investing activities amounted to $34.5 million during the nine months ended September 30, 1999, representing primarily the payment of the cash portion of the purchase prices for the Acquired Businesses, net of cash acquired.

Net cash provided by financing activities amounted to $60.8 million for the nine months ended September 30, 1999, primarily representing $85.9 million in net proceeds of the Offering offset by the underwriting discounts and commissions and expenses of the Offering and the related acquisition of the Acquired Businesses also offset by $2.0 million in costs of acquiring the Acquired Businesses.

Our capital expenditures for the nine months ended September 30, 1999 were approximately $1.2 million. Historically, capital expenditures have been used primarily for computer and software purchases. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

We may be required to make contingent payments through June 30, 2002 to some of the former equity holders of the Acquired Businesses. The amount of these payments depends upon the financial performance of each of our operating companies and of Luminant as a whole, and for certain former equity holders, upon the amount of certain types of revenue we receive from a particular client. We have the discretion to pay anywhere from 0% to 50% of the contingent consideration in cash, with the balance to be paid in stock. The maximum aggregate amount of the cash portion of these contingent payments, assuming all targets are fully achieved and the minimum amount of 50% of the contingent payment is paid in stock, would be approximately $214.3 million.

Prior to the initial filing of the Registration Statement, we entered into agreements to acquire the Acquired Businesses. On or about September 2, 1999, we amended the acquisition agreements to change what the former owners of the Acquired Businesses would receive. It is possible that the former owners of the Acquired Businesses who received common stock as part of the acquisition may allege that the offering and sale of the shares of common stock to them should be integrated with the offering and sale of the common stock to the public in connection with our initial public offering, and that the offering and sale of shares to the former owners of the Acquired Businesses was not made in accordance with the requirements of Section 5 of the Securities Act of 1933. Generally, the statute of limitations for this type of claim is one year after the date of the alleged violation and, if successful, would entitle the owners to rescind the issuance of the shares to them and demand a return to them of the shares of the applicable Acquired Business or make a monetary claim for the value of those shares. This claim could be made for all of the 16,602,462 shares of voting and non-voting common stock received by the owners of the Acquired Businesses as consideration, which represents a total potential claim of $298.8 million. We believe that the offer and sale of common stock to the former owners of the Acquired Businesses should not be integrated with the offer and sale of the common stock to the public in connection with our initial public offering and qualifies for a private placement exemption. We also believe that the agreement by the former owners of the Acquired Businesses to release and not to pursue any rescission or other claims and to recontribute proceeds from any rescission or other claims should be enforceable and not in violation of Section 14 because the former owners entered into the agreement with knowledge of the existence of their potential rescission and other claims after those potential claims had matured by virtue of their execution of the amended acquisition agreement. We cannot assure you, however, that the former owners of the Acquired Businesses would fail in arguing that the offering of shares of common stock to them should be integrated with the initial public offering or that their agreements to forego any rescission or other claims and to recontribute the proceeds of any rescission or other claims to us will be enforceable under applicable law. We intend to vigorously defend any rescission or other claim by the owners of the eight companies.

We are currently engaged in negotiations with Wells Fargo Bank to obtain a senior credit facility. If a senior credit facility is obtained, we expect to use it for working capital and general corporate purposes. There can be no assurance that we will be able to obtain a credit facility on advantageous terms, if at all.

We intend to pursue acquisition opportunities. The timing, size or success of any acquisition and the associated potential capital expenditures and commitments are unpredictable. We believe that cash flow from operations, borrowings under the proposed credit facility and the unallocated net proceeds of the Offering will be sufficient to fund our capital requirements for at least the next 12 months, excluding potential acquisitions. To the extent that we are successful in closing acquisitions, it may be necessary to finance the acquisitions through the issuance of additional equity securities, incurrence of indebtedness, or both. In addition, we cannot assure you that our working capital needs will not exceed anticipated levels or working capital generated will be sufficient to fund our operations. As a result, we may be required to obtain additional financing from bank borrowings or debt or equity offerings.

YEAR 2000 READINESS DISCLOSURE STATEMENT

The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar business activities. In connection with the acquisitions of the Acquired Businesses, we received a representation from the former owners of each Acquired Business that their company does not face material unresolved Year 2000 issues. To the extent these representations are breached and we suffer damages, our operating results and financial condition may be adversely affected. Additionally, many of our companies have contacted their major clients and vendors to assess their Year 2000 readiness.

We depend on smooth and timely interactions with our vendors, clients and other third parties. Any unexpected costs or disruption in the operations or activities of such vendors, clients or other third parties as a result of Year 2000 compliance issues within such entities could materially adversely affect our business, operating results or financial condition. As part of our plan to integrate the back-office functions of the Acquired Businesses, we are implementing uniform internal information systems, such as general ledger, billing, accounts payable and knowledge management throughout our organization. Although we have received assurances from our vendors that these systems are Year 2000 compliant, our internal systems may experience operational difficulties because of undetected errors or defects in the technology used.

We intend to continue identifying Year 2000 problems related to our clients and vendors and to formulate a system of working with key third parties to understand their ability to continue providing services and products through the change to Year 2000. We intend to work directly with our key vendors, including financial institutions and utility providers, and partner with them if necessary, to avoid any business interruptions.

We believe the most likely worst case scenario related to Year 2000 risks is a material business interruption that leads to client dissatisfaction and the termination of an engagement or engagements by dissatisfied clients. Such an interruption in services could occur due to a breakdown in any number of our computer systems and applications on other systems, or the systems of third parties. Examples are failures in our application software, computer chips embedded in equipment, supply of materials from our suppliers, or lack of adequate telecommunications, power, or other utilities. Any such failure could prevent us from being able to deliver our services as expected, which could materially adversely affect our business, operating results and financial condition.

Based upon the representations made and information supplied by the former owners of the Acquired Companies, we do not anticipate costs associated with the Year 2000 issue to have a material adverse financial impact on us. However, as we continue to implement our Year 2000 compliance program, our cost estimates may need to be significantly revised, which could have a material adverse effect on our business. There may be interruptions or other limitations of financial and operating systems' functionality, and we may incur additional costs to avoid these interruptions or limitations. Our expectations about future costs associated with the Year 2000 issue are limited by uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include:

- our success in identifying systems and programs that contain two-digit year codes;

- the nature and amount of programming required to upgrade or replace each of the affected programs;

-        the rate and magnitude of related labor and consulting costs; and

- our success in addressing Year 2000 issues with our clients, vendors and other third parties with which we do business.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not purchased any futures contracts nor have we purchased or held any derivative financial instruments for trading purposes during the nine months ended September 30, 1999.

We currently have various lines of credit with aggregate maximum borrowings totaling less than $4.8 million. Our borrowings under these lines of credit are subject to the risk that interest rates may increase. For example, a 10 percent increase in the prime rate (a benchmark pursuant to which interest rates applicable to borrowings under the credit facilities may be set) would have increased our pro forma consolidated interest by $8,000 for the quarter ended September 30, 1999 and $24,000 for the nine months ended September 30, 1999. We have not entered into any interest rate swaps or other hedging arrangements with respect to the interest obligations under these lines of credit.

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)               Unregistered Sales of Securities

The following sets forth information as to all equity securities sold by us during the period covered by this report that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

                  On September 21, 1999, we issued an aggregate of 16,562,215 shares of common stock and 40,247 shares of non-voting common stock to certain former owners of the Acquired Businesses as part of the consideration for their respective interests in the Acquired Businesses. An indeterminate number of shares of common stock may be issued to these former owners in payment of contingent consideration, if earned. An exemption is claimed under Rule 506 of Regulation D promulgated under the Securities Act.

                  On September 21, 1999, we issued 835,000 shares of non-voting common stock directly to Young & Rubicam, Inc. at the initial public offering price of $18.00 per share. An exemption is claimed under Rule 506 of Regulation D promulgated under the Securities Act.

                  On September 15, 1999, we issued options exercisable for an aggregate of 2,202,511 shares of common stock under our 1999 Long-Term Incentive Plan to former option holders of certain of the Acquired Businesses to replace outstanding options of certain of the Acquired Businesses. We have relied on no sale to grant those options.

                  On September 15, 1999, we granted options exercisable for a total of 1,703,027 shares of common stock under our 1999 Long-Term Incentive Plan to our directors, officers and employees and a former officer. On September 15, 1999, we granted options exercisable for a total of 1,800,000 shares of common stock to Young & Rubicam outside of the 1999 Long-Term Incentive Plan. An exemption for each grant is claimed under Section 4(2) of the Securities Act.

                  On September 16, 1999, we granted to United Air Lines, Inc. a warrant to purchase up to 300,000 shares of common stock at the initial public offering price of $18.00 per share. An exemption is claimed under Rule 506 of Regulation D promulgated under the Securities Act.


(d)               Use of proceeds

         On September 15, 1999, the Securities and Exchange Commission declared our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 30, 1999, as amended (S.E.C. File No. 333-80161), effective. Our initial public offering commenced on September 16, 1999 and on September 21, 1999, we sold 4,665,000 shares of Company common stock, par value $.01 per share, at an offering price of $18.00 per share for an aggregate offering price of approximately $83.9 million. On October 13, 1999, the underwriters exercised their option to purchase, solely for the purpose of covering over-allotments, an additional 278,986 shares of common stock from the Company and 420,764 shares of common stock from certain of our selling stockholders, at an offering price of $18.00 per share for aggregate offering prices of $5.0 million and $7.6 million, respectively. We closed the sale of these over-allotment shares on October 21, 1999 and our initial public offering then terminated. The managing underwriters for the offering were Deutsche Bank Securities, Inc., Hambrecht & Quist LLC and SoundView Technology Group, Inc. In our initial public offering, we registered and sold an aggregate of 4,943,986 shares of common stock for the account of the Company and 420,764 shares of common stock for the account of our selling stockholders.

         We realized gross proceeds of approximately $89.0 from the sale of shares in the offering (including the over-allotment shares). We did not receive any proceeds from the sale of shares by our selling stockholders. In connection with the sale of shares in the offering (including the over-allotment shares), we paid an aggregate amount of $6.8 million in discounts and commissions to the underwriters. In addition, the following table sets forth a reasonable estimate of the other expenses incurred in connection with the offering and the sale of shares of non-voting common stock to Young & Rubicam, through September 30, 1999:

     Registration fee under the Securities Act.............$52,820
     Hart-Scott-Rodino Filing Fee...........................45,000
     NASD filing fee........................................18,000
     The Nasdaq National Market fees........................95,000
     Legal fees and expenses.............................2,300,000
     Accounting fees and expenses........................4,000,000
     Printing and engraving expenses.....................1,775,000
     Registrar and transfer agent fees......................50,000
     Miscellaneous fees and expenses.......................650,000


The expenses incurred in the offering include (a) a fee for legal services which we paid to Wilmer, Cutler & Pickering, of which George P. Stamas, one of our directors, is a partner; and (b) a fee of approximately $320,000 for financial consulting services which we paid to ARC Group LLC, of which Thomas
G. Bevivino, our Vice President of Finance, is a member. Other than as set forth above, no expenses incurred in the offering were paid directly or indirectly to our directors or officers or their associates, or to persons owning 10% or more of any class of our equity securities or to any of our other affiliates. After deducting the underwriting discounts and commissions and the estimated offering expenses described above as well as expenses of $2.0 million related to the acquisition of the Acquired Businesses which have been capitalized as goodwill, we received net proceeds of approximately $75.3 million from the sale of shares in the offering (including the over-allotment shares).

         From the effective date of our Registration Statement through September 30, 1999, we applied the net offering proceeds as follows. We paid approximately $3.9 million of the net proceeds to Commonwealth Principals II, LLC, a former stockholder of the Company, to repay indebtedness which accrued interest at the prime rate and was payable upon demand. We used approximately $59.7 million of the net proceeds to pay the cash portion of the purchase prices for the Acquired Companies. Of this $59.7 million, an aggregate of approximately $5.6 million was paid to James Corey and an affiliate of James Corey, and approximately $3.4 million was paid to Richard Scruggs. Mr. Corey is the President of the Company and Mr. Scruggs is a Vice Chairman of the Company, and Messrs.

Corey and Scruggs are each former equity holders of certain of the Acquired Businesses. Other than as set forth above, none of the net proceeds of the offering were paid directly or indirectly to our directors or officers or their associates, or to persons owning 10% or more of any class of our equity securities or to any of our other affiliates. We are using the balance of the net proceeds of the offering for general corporate purposes, including working capital expenditures. Pending such application, we have invested the balance of the net proceeds of the offering in investment-grade, interest-bearing securities.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibits 3.6 through 10.31 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-1 filed on June 8, 1999, as amended by Amendment Nos. 1 through 8 thereto (S.E.C. File No. 333-80161):

         3.6 Form of Amended and Restated Certificate of Incorporation of the Registrant in effect upon closing of the offering made under the Registration Statement, as amended from the Form of Amended and Restated Certificate of Incorporation filed as
                  Exhibit 3.6 to Amendment No. 1 to the Registration Statement.
         3.8 Form of Amended and Restated By-Laws of the Registrant in effect upon closing of the offering made under the Registration
                  Statement
         10.1 1999 Long-Term Incentive Plan, as amended from the form filed as Exhibit 10.1 to Amendment No. 1 to the Registration
                  Statement.
         10.3     Form of Transition Services Agreement by and among Clarant
                  Worldwide Corporation and Young & Rubicam Inc.


         10.13    Form of Registration Rights Agreement by and among Luminant
                  Worldwide Corporation, Commonwealth Principals II, LLC and
                  Guillermo G. Marmol.
         10.15    Employment Agreement of Derek Reisfield
         10.16 Luminant Worldwide Corporation Senior Bonus Plan, as amended from the form filed as Exhibit 10.17 to Amendment No. 1 to the Registration Statement
         10.17    Employment Agreement of Thomas G. Bevivino
         10.19 Amendment to Agreement and Plan of Reorganization by and among Luminant Worldwide Corporation, Align Solutions Acquisition
                  Corp., Align Solutions Corp. and the Stockholders named therein, dated as of September 2, 1999.
         10.20 Amendment to Agreement and Plan of Reorganization by and among Luminant Worldwide Corporation, Free Range Media Acquisition
                  Corp., Free Range Media, Inc., John C. Dimmer, John B. Dimmer and Andrew L. Fry, dated as of September 2, 1999.
         10.21 Amendment to Agreement and Plan of Reorganization by and among Luminant Worldwide Corporation, Icon Acquisition Corp.,
                  Integrated Consulting, Inc. (d/b/a i.con interactive), Calvin
                  W. Carter, Elliot W. Hawkes and David Todd McGee, dated as of
                  September 2, 1999.
         10.22 Amendment to Agreement and Plan of Reorganization by and among Luminant Worldwide Corporation, InterActive8 Acquisition
                  Corp., InterActive8, Inc. and the Stockholders named therein, dated as of September 2, 1999.
         10.23 Amendment to Agreement and Plan of Reorganization by and among Luminant World Heilbrunn, Lynn J. Branigan and Norman L.
                  Dawley, dated as of September 3, 1999.
         10.24 Amendment to Agreement and Plan of Reorganization by and among Luminant Worldwide Corporation, Potomac Partners Acquisition
                  LLC, Potomac Partners Management Consulting, LLC and the
                  Members named therein, dated as of September 2, 1999.
         10.25 Amendment to Agreement and Plan of Reorganization by and among Luminant

                  Worldwide Corporation, RSI I Acquisition Corp., RSI
                  Group, Inc., Resource Solutions International, LLC, Charles
                  Harrison, Carolyn Brown and Bruce Grant, dated as of September
                  2, 1999.
         10.26    Amendment to Contribution Agreement by and between Luminant
                  Worldwide Corporation and Young & Rubicam Inc, dated as of
                  September 2, 1999.
         10.27    Form of Release Agreement
         10.28    Form of Recontribution Agreement
         10.29    Form of Amendment to Employment Agreement of Guillermo G.
                  Marmol.
         10.30    Form of Common Stock Purchase Warrant to be issued to United
                  Air Lines, Inc., as of 9 a.m., September 16, 1999.
         10.31    Form of Registration Rights Agreement by and between Luminant
                  Worldwide Corporation and United Air Lines, Inc.
         27.1     Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LUMINANT WORLDWIDE CORPORATION


Date:   November 15, 1999           By:       /S/  GUILLERMO G. MARMOL
                                         --------------------------------------
                                    Guillermo G. Marmol
                                      Chief Executive Officer and Director


Date:   November 15, 1999           By:       /S/  THOMAS G. BEVIVINO
                                         --------------------------------------
                                    Thomas G. Bevivino
                                      Vice President of Finance
                                      (principal accounting and chief financial
                                      officer)