Form 10-K
period 1999-12-31
LUMINANT WORLDWIDE CORP
filed 2000-03-20
CIK 1087322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

                        COMMISSION FILE NUMBER: 000-26977

                         LUMINANT WORLDWIDE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      752783690
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

                  4100 SPRING VALLEY ROAD, DALLAS, TEXAS 75244
               (Address of Principal Executive Offices) (Zip Code)

                            (972) 404-5167
                            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $.01 per share          Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     At March 15, 2000, the registrant had 24,621,651 shares of common stock (including non-voting common stock) outstanding. The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of March 15, 2000 was approximately $287.6 million (based on the closing price on the Nasdaq National Market on that date).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the registrant's annual meeting of stockholders to be held on or about May 22, 2000 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I   Item 1.  Business

         Item 2.  Properties

         Item 3.  Legal Proceedings

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 4a. Executive Officers of the Registrant

PART II  Item 5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters

         Item 6.  Selected Financial Data

         Item 7. Management' Discussion and Analysis of Financial Condition and Results of Operations

         Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Item 8.  Financial Statements and Supplementary Data

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III Item 10. Directors and Executive Officers of the Registrant

         Item 11. Executive Compensation

         Item 12. Security Ownership of Certain Beneficial Owners and Management

         Item 13. Certain Relationships and Related Transactions

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form
                  8-K

                                     PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, including without limitation "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," contains or incorporates both historical and "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

     These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K or conform such statements to actual results and do not intend to do so.

OUR COMPANY

     Luminant Worldwide Corporation, a Delaware corporation, was formed in August 1998 for the purpose of acquiring existing Internet and electronic commerce professional services businesses providing a wide range of interactive services throughout the United States. On September 21, 1999, we closed our initial public offering of 4,665,000 shares of common stock and the direct sale of 835,000 shares of non-voting common stock to Young & Rubicam, at a price of $18.00 per share. On October 19, 1999, we issued 278,986 additional shares of common stock in connection with the exercise of the underwriters' over-allotment option, at a price of $18.00 per share.

     Simultaneously with the closing of our initial public offering and sale of shares to Young & Rubicam, we closed the acquisition of the following eight Internet and electronic commerce professional services businesses (we may refer to these eight businesses in this Annual Report on Form 10-K as the "eight companies," the "eight businesses," or the "Acquired Businesses"):

     -    Align Solutions Corp.;
     - Brand Dialogue-New York, the New York branch of a division of Young & Rubicam, Inc.;
     -    Free Range Media, Inc.;
     -    Integrated Consulting, Inc. (d/b/a/ i.con interactive);
     -    InterActive8, Inc.;
     -    Multimedia Resources, LLC;
     -    Potomac Partners Management Consulting, LLC; and
     -    RSI Group, Inc. and subsidiaries.

     At the closing of the acquisitions, we paid to the owners of the eight businesses aggregate consideration equal to $422.0 million, including $59.1 million in cash, assumption of $9.4 million of debt, issuance of 16,602,462 shares of common stock, the issuance of options to purchase 1,800,000 shares of common stock to Young & Rubicam, Inc. and the issuance of options to purchase an aggregate of 2,202,510 shares of Luminant common stock to replace currently outstanding options and participation rights issued by some of the eight companies. In addition, the owners of the eight companies received the right to earn contingent payments, as described in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Following our initial public offering, we have taken steps to integrate the eight companies into a single entity, including the:

     - establishment of a common financial system and the consolidation of accounting functions,

     -    implementation of a common payroll and benefits system,

     - establishment of new offices in Dallas, Texas and New York, New York to bring together the staff in those cities,

     - development of a firm-wide compensation and performance review system, and

     -    definition of a common project management methodology.

     OVERVIEW

     We provide professional services to Global 1000, Internet-based companies and other organizations that use or want to use the Internet and electronic commerce in their businesses. We help traditional businesses incorporate the Internet and electronic commerce into their businesses. We also help primarily Internet-based businesses conduct their business more effectively. We provide the following Internet and electronic commerce professional services:

     - strategy consulting, which helps clients understand how to use the Internet and electronic commerce to operate their businesses more competitively and interact with their customers and suppliers more effectively;

     - creative solutions, which involve web site designing, creating marketing programs for attracting customers to web sites, and developing a web site "look and feel" that projects a client's identity and serves a client's business goals;

     - technology solutions, which involve the actual building and installation of Internet and electronic commerce software applications, including web sites and interfaces to mainframes and existing systems; and

     - ongoing services, which are continuing services we provide that support and complement our clients' Internet and electronic commerce businesses, such as ongoing Internet site management.

     Our services are designed to rapidly improve a client's competitive position in their field. We provide a wide range of services from assisting our clients conceive how to use the Internet and electronic commerce in their business, to building their Internet and electronic commerce applications. We believe that our approach, which integrates our strategy consulting services, creative solutions and technology solutions, allows us to deliver in a timely manner reliable, comprehensive, secure and expandable Internet and electronic commerce business solutions.

     Our clients are diversified across many industries, including energy, consumer products, technology, financial, retailing, media and communications. We work with Global 1000 companies as well as early-growth and start-up companies pursuing an Internet-based business model. As of February 29, 2000, our 879 employees were located throughout the United States in:

                 -        California                   -        New York

                 -        Colorado                     -        North Carolina

                 -        Connecticut                  -        Pennsylvania

                 -        The District of Columbia     -        Texas

                 -        Georgia                      -        Virginia

                 -        Illinois                     -        Washington

                 -        Maryland                     -        Wisconsin

                 -        Missouri

                 -        Nebraska

                 -        New Jersey

INDUSTRY BACKGROUND

     The Internet is continuing its rapid development from primarily an information delivery medium to an interactive platform through which companies market, operate and manage their businesses and conduct transactions. As a result of its widespread adoption, the Internet has been the catalyst for an evolution of business to business, business to consumer and employer to employee relationships and communications. The explosive growth of the Internet and its potential to create new opportunities and pose fundamental threats to the competitive positions of traditional businesses presents enormous challenges for the managers of companies. This is leading to the rapid growth of, and demand for, professional services relating to the Internet and electronic commerce.

     Companies are using the Internet to restructure the way they conduct their businesses. The Internet provides new ways for companies to market their products and services, manage their operations and employees, and improve their financial results. Through the Internet, companies have the ability to improve their competitive positions; reduce operating, transaction and overhead costs; shorten product and marketing cycle times; create and strengthen business alliances; and improve and accelerate the flow of information both internally and externally. Through electronic commerce and the Internet, organizations are identifying, developing and expanding product and service offerings and creating new innovative strategies and operating models. This ability has led to the emergence of new businesses.

     The emergence of the Internet and electronic commerce creates significant challenges for virtually all companies regardless of industry or location. In many industries traditional barriers to entry, such as physical or capital assets, are becoming less important, and the traditional competitive advantages and business models that companies relied on to sustain their profitability are diminishing. The Internet and other technologies reduce the effect of geographic barriers, price discrimination and other factors and are changing the way many businesses have historically competed. Forrester Research, an industry research firm, estimates the revenues generated from Internet commerce will grow from $43 billion in 1998 to $1.4 trillion in 2003. This represents a compound annual growth rate of 91%.

     In order to successfully develop Internet businesses and conduct electronic commerce, companies need to understand how the Internet fits in with their overall long and short-term business plans, and how business over the Internet differs from conventional business operations to be successful. Internet sites must be distinctive, attractive, engaging and easy to use. Companies need to use the right tools to successfully achieve their goals and develop effective technology systems.

     Generally, companies do not have the internal resources necessary to establish an electronic commerce presence on the Internet in the rapid time frames needed to meet their business goals. We believe that companies will focus on their core competencies and will not make the time or financial commitment necessary to hire and train the professionals needed to build in-house capabilities. International Data Corporation, or IDC, an industry research firm, forecasts that the market for Internet and electronic commerce professional services worldwide will grow to $78.5 billion by 2003.

     The need for organizations to act quickly and effectively has led to the demand for coordinated strategic, creative and technology services. Many traditional professional services firms can typically provide services in strategy consulting, creative solutions or in technology solutions. The need to integrate these disciplines is beyond the capabilities of most traditional service firms, however, especially given the rapid time frames for developing Internet and electronic commerce businesses. As a result, we believe there is great demand for professional services firms that can effectively provide services in all three disciplines in the rapid time frame and focus that the Internet and electronic commerce business environment demands.

THE LUMINANT SOLUTION

     We provide Internet and electronic commerce solutions for clients in diversified industries located throughout the United States and abroad. We are able to provide the combination of strategy consulting, creative solutions and technology solutions that clients need to create and expand their Internet and electronic commerce businesses. We also provide ongoing services needed to manage and operate our clients' Internet businesses.

     We concentrate on providing clients with a broad range of capabilities that blend the disciplines of strategy consulting, creative solutions and technology solutions. Our work is focused on:

     - LEADING INDUSTRY SOLUTIONS. We believe that we provide clients with leading edge solutions critical to their success. Our strategy consulting practice helps clients develop and sharpen their strategic vision in order to capitalize on Internet and electronic commerce opportunities. Our creative solutions practice then provides web site design, marketing programs for attracting customers to web sites, and the development of a web site "look and feel" that projects a client's identity and serves a client's business goals. Our technology solutions practice builds and installs the Internet and electronic commerce software applications necessary to successfully operate Internet businesses. In addition, we provide ongoing services that support and complement our clients' Internet and electronic commerce businesses, including ongoing Internet site management.

     - INTEGRATED DELIVERY MODEL. We are able to deliver strategy consulting, creative solutions and technology solutions in an integrated, coordinated manner that addresses our clients' Internet and electronic commerce-related business challenges in rapid time frames.

     - LONG-TERM CLIENT RELATIONSHIPS. Our extensive understanding of our clients' needs and objectives allows us to provide integrated Internet and electronic commerce professional services that help our clients grow revenues and reduce costs. Our strategy consulting, creative and technology services and skills are geared to establishing multi-year and multi-project relationships with our clients.

     - STRONG MANAGEMENT TEAMS. We have a highly experienced group of Internet and electronic commerce professionals in each of our practice areas. These professionals combine to form a knowledgeable client management team with many years of professional experience. These teams offer seamless client solutions that address a client's strategic vision, sales and marketing objectives. Our breadth of experience and skills allows us to provide multifaceted assistance to our clients.

STRATEGY

     We intend to strengthen our position as a provider of professional services to Global 1000, Internet-based companies and other organizations that use or want to use the Internet and electronic commerce in their business. Our strategy for achieving this objective is based on the following key elements:

     - LEVERAGE OUR THREE MAIN PRACTICE AREAS. Through our three main practice areas, strategy consulting, creative solutions and technology solutions, we are able to deliver valuable services to our clients. These practice areas allow us to fully capture our collective expertise and channel those skills to deliver our solutions to our clients in an effective, consistent, disciplined and integrated manner. In addition, given the need for rapid business development in the Internet arena, our ability to integrate our three main practices will be an important feature of our services and a key point of differentiation in the marketplace.

     - EXPAND LONG-TERM CLIENT RELATIONSHIPS. We have a number of established long-term client relationships and we intend to develop and sustain additional client relationships over time. Our client service teams are able to integrate strategic solutions, creative solutions and technology solutions at each stage of our client engagements. We believe that by offering our clients coordinated strategy consulting, creative and technology services we are able to help our clients grow revenues and reduce expenses. Furthermore, we believe that maintaining a reputation for being an innovative Internet and electronic commerce professional services firm will increase our ability to attract new clients, including by referral from our existing clients.

     - OPERATE AS A SINGLE, FULLY INTEGRATED FIRM. We are creating a strong, dynamic, united platform for our business based on an integrated firm concept. We intend to leverage our strong executive leadership to project a unified mission and integrated operating model. All of our businesses are adopting a single corporate vision, name, identity and brand. Our management and our employees will be provided incentives that are based on overall corporate performance. We believe it is critical to establish strong internal management systems and processes in order to maintain a high, consistent level of client service and efficient utilization of the skills of our people. The key management infrastructure will be centered on financial and management information, communications, incentives, recruiting, training and knowledge management.

     - MAINTAIN LEADING EDGE PROFESSIONAL CAPABILITIES AND TECHNOLOGY SOLUTIONS. In order to provide our clients with the industry's leading edge solutions and our integrated approach to their Internet and electronic commerce professional services needs, we place a strong focus on attracting, hiring, developing and retaining outstanding personnel. We focus on keeping our employees' skills in-line with the industry's most current standards, and on developing management and leadership skills among a broad cross-section of our people. To facilitate ongoing professional development and innovation, we focus on several key skill sets: problem solving, analysis, communications, creativity, team work and effectiveness with our clients.

     - EXPAND OUR BREADTH OF SERVICE AND GEOGRAPHIC SCOPE. As our clients' needs broaden and expand, we intend to enhance our set of service capabilities, improve our geographic reach and strengthen our management team. We intend to build our capabilities through organic growth and through selective strategic acquisitions in the United States and internationally.

     - PROVIDE ONGOING SERVICES. As part of our comprehensive, integrated approach to our long-term client relationships, we provide ongoing services that enhance a client's ability to operate their Internet and electronic commerce businesses. Those services include managing the content of Internet sites and providing placement of advertising media. We believe that these ongoing services are critical to seamlessly providing a client with the best possible Internet and electronic commerce professional services and are a principal factor that enables us to attract and retain our clients.

SERVICES

     We offer a wide range of Internet and electronic commerce professional services to traditional businesses as well as new Internet-based businesses. These services fall into a number of categories, including strategy consulting, creative solutions, technology solutions and ongoing services, as further described below.

STRATEGY CONSULTING

     Our strategy work helps clients understand how to use electronic commerce concepts and technologies to achieve operating efficiencies, open new and more effective ways to communicate with customers and suppliers, enhance competitive advantages and otherwise incorporate the Internet and electronic commerce into their businesses. The following are examples of our work:

     - BUSINESS STRATEGY - We analyze the economic structures of industries and particular businesses and help our clients establish financial and non-financial goals. We also screen alliance and acquisition choices, analyze customers and markets, conduct competitive and pricing analyses and advise clients regarding pricing.

     - MARKETING STRATEGY - We provide profiles and advice about the make-up of our clients' markets and suggest ways to promote and distribute a client's products and services. We also identify and construct opportunities for partnering with other businesses, and develop ways to increase Internet site traffic.

     - PROCUREMENT STRATEGY - We help clients understand how to use the Internet and electronic commerce to fulfill their procurement requirements. We also design electronic commerce-based procurement strategies, identify potential software and application service providers, and develop plans for implementing electronic commerce-based procurement strategies.

     - TECHNOLOGY STRATEGY - We provide advice regarding technology systems, selection of tools for managing an Internet site, ways to communicate with customers and suppliers, and technology-related partnerships and alliances.

     - BRANDING AND IDENTITY - We identify branding goals and analyze market positioning for our clients and plan for the development, testing and establishment of their on-line brands. We also coordinate the Internet and non-Internet branding efforts of our clients, and develop plans for communicating to their customers.

 CREATIVE SOLUTIONS

     Creative solutions involve designing Internet sites that visually engage the targeted end-user and are consistent with a client's branding, identity and overall business strategy. The following are examples of the type of work performed by our creative practice:

     - INTELLECTUAL PRODUCT DEVELOPMENT - We create designs, graphics and Internet site plans. We also help clients develop and install the content on their Internet sites.

     - INTERNET MARKETING - We create marketing programs for our clients' Internet sites which focus on increasing customers and improving revenues, market positions and profitability.

     - CUSTOMER DEVELOPMENT, MEASUREMENTS AND ANALYSIS - We develop methods for measuring and analyzing the effectiveness of the client's Internet enterprise. We design and install Internet and electronic commerce software applications to help clients target, acquire and retain customers, expand customer relationships and generate new business and demand for services. We also design and install Internet and electronic commerce software applications to measure sales cycles, manage the life cycle of a customer relationship, analyze pricing and tactics and evaluate sales force efficiency and effectiveness.

 TECHNOLOGY SOLUTIONS

     We use leading technologies to deliver solutions that fulfill our clients' strategic objectives. We assist our clients in building new Internet and electronic commerce software applications and integrating these applications into our clients' existing systems. The following are examples of the types of projects performed by our technology practice:

     - TECHNOLOGY DEVELOPMENT - We build and install the Internet and electronic commerce software applications needed by our clients to achieve their marketplace goals. We help our clients identify all requirements for building and maintaining an Internet site. We also help our clients use Internet and electronic commerce technology to build flexible, adaptable systems.

     - INTERNET INTEGRATION - We integrate the Internet software applications with existing systems in other areas of the client's business. We integrate Internet software applications for back office systems relating to customer service, pricing, purchasing, shipping, inventory, order fulfillment and information systems. We also integrate corporate Intranets and external networks.

     - ELECTRONIC COMMERCE MANAGEMENT - We help clients design and install Internet based software applications for handling electronic order management and transaction processing.

     - CONTENT AND PRODUCT DEVELOPMENT MANAGEMENT TOOLS - We help clients create, support and manage their Internet sites and electronic commerce systems, perform quality control on, and automatically update, electronic content, and develop databases to support current and archived electronic content.

     - SECURITY - We plan, implement and audit security practices to protect our clients' systems from unauthorized access and intrusion.

 ONGOING SERVICES

     Our clients engage us to perform ongoing services, which enables us to maintain long-term client relationships and to support their Internet and electronic commerce business operations. The ongoing services that we provide include:

     - CONTENT SERVICES - We manage some or all of the content on our clients' Internet sites, including static or continuously updated content for entire sites or subsections of sites.

     - APPLICATION MANAGEMENT - We work with clients to continually develop and extend their Internet-based applications.

     - RESEARCH SERVICES AND MARKET ANALYSIS - We prepare ongoing studies of the effectiveness of our clients' Internet sites. We provide focus groups, surveys, and analyses comparing our clients' sites with those of their competitors using sophisticated research and analysis techniques.

     - PLACEMENT OF ADVERTISING MEDIA - We help clients place their advertising media by designing and creating advertisements, identifying where to place advertisements and procuring space for the media.

     - BUSINESS PROCESSES - We assess the various business processes of an electronic enterprise and advise clients how the processes should be performed or improved. The areas we assess include order fulfillment, billing, human resources, customer order flow, public relations and warehousing.

CLIENTS

     We have provided professional services for a variety of clients in many industries. The following is a partial list of our clients that we believe is representative of our overall client base:


   MEDIA AND                                                                        TRAVEL AND
   ---------                                                                        ----------
COMMUNICATIONS               TECHNOLOGY                    FINANCIAL              TRANSPORTATION
--------------               ----------                    ---------              --------------
A&E Television         International Business              Key Bank            United Air Lines Inc.
  Networks              Machines Corporation              MasterCard              Legend Airlines
                                                        ereorg.com, inc.




                                                       International
AT&T Corp.              Microsoft Corporation          Incorporated
Bell Atlantic Network      Compaq Computer        National Association of
  Services, Inc.            Corporation           Securities Dealers, Inc.
MCI Worldcom, Inc.                                      Wells Fargo

                           INTERACTIVE                   CONSUMER                      ENERGY
                       ---------------------        ------------------           -------------------
                       JuniorNet Corporation          Maybelline, Inc.           Chevron U.S.A. Inc.
                                                    Mars, Incorporated               Enron Corp.
                                                       Beck's Beir               Halliburton Company

     For the year ended December 31, 1999, no client accounted for 10% or more of our pro forma combined revenues.

SALES AND MARKETING

     Our sales and marketing efforts focus on developing long-term relationships with current and potential clients and identifying how our integrated service offerings can create value for our clients. We sell and market our services through a corporate-level, direct sales force of full-time client development professionals and senior client service professionals. Our senior management also participates in our sales and marketing efforts. We generate sales leads through referrals from clients, leveraging of the experience and relationships of our senior management team, responses to requests for proposals, strategic partnerships and alliances with companies that serve similar clients, advertisements in trade journals, as well as through the following targeted sales and marketing activities:

     - We maintain an Internet site which describes our company and the services we offer;

     - We periodically develop white papers, magazine articles and other printed material to showcase our initiatives in the industry;

     - Our public relations group maintains an ongoing relationship with the business, marketing and technology press, and periodically issues press releases about new client relationships, key employee additions and other significant events; and

     - Members of our sales and management teams periodically participate in and speak at Internet-related events such as tradeshows and seminars, as well as events focused on our various client industries.

COMPETITION

     The market for our services is highly fragmented and can be characterized by intense competition and rapid technological change. We have many competitors including large and well-established firms, new entrants attracted by low barriers to entry and prospective clients who have used their internal resources to develop an Internet presence.

         Our current competitors include, and may in the future include, the following:

     - Internet consulting firms and on-line agencies, including AGENCY.COM, AppNet, Braun, iXL Enterprises, Lante Corporation, Modem Media .Poppe Tyson, Organic

          Online, Proxicom, Razorfish, Scient, US Interactive, USWeb/CKS and Viant;

     - general management consulting firms, including Bain & Company, Boston Consulting Group, Booz Allen & Hamilton, American Management Systems, Inc., Mercer Management Consulting, Electronic Data Systems Corporation and McKinsey & Company;

     - the professional services groups of computer equipment companies, including Compaq, Hewlett-Packard and IBM;

     - systems integrators, including Andersen Consulting, Cambridge Technology Partners, Sapient, Computer Sciences Corporation and consulting arms of the "Big Five" accounting firms; and

     -    internally developed solutions of current and potential clients.

     The principal competitive factors in the Internet professional services market include Internet expertise and talent, client references, integrated strategy, technology and creative design services, quality, pricing and speed of service delivery and vertical industry knowledge. We believe we compete favorably with respect to these factors and are in a good position to attract talent with our growth and entrepreneurial culture. We believe we have established ourselves as a leader in Internet-specific industry and domain expertise. Through our solutions and our attention to client satisfaction, we have created a strong track record of customer successes. We believe the market will continue to offer significant opportunity for multiple players in the short and medium-term.

INTELLECTUAL PROPERTY

     We use intellectual property in our business, some of which we consider proprietary. We generally rely on trade secret law to protect our proprietary interests. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase.

EMPLOYEES

     As of February 29, 2000, we had a total of 879 employees, of which 60 were in management, 674 in professional services, 59 in sales and marketing and 86 in administration. Success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. None of our employees are represented by labor unions. We believe our relationship with our employees is good.

ITEM 2. PROPERTIES.

     Luminant's principal executive offices are located at 4100 Spring Valley Road, Suite 750, Dallas, Texas. That office is leased through August 2000 and covers approximately 4,200 square feet. In March 2000, Luminant expects to move its principal executive offices to Galleria North Tower, 13737 Noel Road, 14th Floor, Dallas, Texas. Luminant has entered into a lease for this new space that expires in March 2007 and covers 48,314 square feet.

Luminant leases additional offices in:

      -    Dallas, TX           -     New York, NY       -    San Francisco, CA
      -    Houston, TX          -     Atlanta, GA        -    Seattle, WA
      -    Omaha, NE            -     Herndon, VA        -    Poughkeepsie, NY
      -    Larchmont, NY        -     Durham, NC         -    Doylestown, PA

The aggregate square footage under these additional leases is approximately 168,000 square feet. We expect we will need additional space as we expand our business and believe we will be able to obtain additional space as needed.

ITEM 3. LEGAL PROCEEDINGS

     We are, from time to time, a party to legal proceedings arising in the normal course of our business. We believe that none of the legal proceedings currently outstanding will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth information regarding the executive officers of Luminant as of February 29, 2000. The executive officers of Luminant hold office until their successors are appointed and qualify.


       NAME                              AGE                   POSITION
       ----                              ---                   --------
Guillermo G. Marmol                      46        Chief Executive Officer and Director
Thomas G. Bevivino                       44        Chief Financial Officer and Secretary
James R. Corey                           45        President, Chief Operating Officer and Director
Richard M. Scruggs                       44        Vice Chairman, Executive Vice President and Director
Lynn J. Branigan                         45        Managing Director, e-Marketing Strategy and Media
                                                   Practice
Scott A. Williamson                      32        Managing Director, Western Region
K. David Quackenbush, Jr.                38        Managing Director, Central Region
Morris W. Markel                         34        Managing Director, Eastern Region
Michael E. Smith                         43        Managing Director, Strategy
Henry Heilbrunn                          48        Managing Director, Eastern Region


     GUILLERMO G. MARMOL has been our Chief Executive Officer since August 1998 and also served as our President from August 1998 until September 1999. Previously, Mr. Marmol was a Vice President of Perot Systems, Inc., Chairman of its Operating Committee and responsible for corporate development from January 1996 to May 1998. Prior to joining Perot Systems, Mr. Marmol held a variety of positions during an 18-year career with McKinsey & Company, Inc. He was elected a director and senior partner in 1991 and most recently held leadership positions in the firm's senior partner election committee, its Dallas, Texas office and its global organization practice.

     THOMAS G. BEVIVINO has been our Chief Financial Officer since December 1999 and served as our Vice President of Finance from July 1999 until December 1999. From March 1999 until July 1999, Mr. Bevivino performed financial and accounting services for us through ARC Group LLC, his specialist financial advisory and transactions support firm. From June 1986 to June 1988, Mr. Bevivino served as a staff accountant at Kreischer Miller & Co., an accounting, auditing and financial advisory firm. After receiving his CPA in June 1988, Mr. Bevivino served as a Senior Accountant at Kreischer Miller from June 1988 to August 1990. From August 1990 to December 1991, Mr. Bevivino served as the corporate controller of Realen Homes, a real estate developer. In December 1991, Mr. Bevivino rejoined Kreischer Miller where he worked until March 1999, departing as a Senior Engagement Manager. Mr. Bevivino is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

    JAMES R. COREY has been our President and Chief Operating Officer since the closing of our initial public offering in September 1999. Mr. Corey served as Managing Director of Potomac Partners from September 1997 until September 1999. Prior to joining Potomac Partners, Mr. Corey served as Co-Chief Operating Officer of AT&T Solutions and Managing Partner of their Consulting Division from June 1995 until September 1997. From June 1994 to June 1995, Mr. Corey served as President of the Worldwide Services Organization of Unisys Corporation. From December 1989 until June 1994 Mr. Corey was a partner in the Los Angeles office of McKinsey & Company, Inc. Previously, Mr. Corey was a Partner at Andersen Consulting in Chicago.

     RICHARD M. SCRUGGS has been our Vice Chairman and Executive Vice President since the closing of our initial public offering in September 1999. Mr. Scruggs served as President, Chief Executive Officer and Chairman of the Board of Align from October 1996 until September 1999. From January 1996 until October 1996, Mr. Scruggs served as Chief Operating Officer of Rothwell Systems, which was later purchased by Perot Systems, Inc. From May 1990 until January 1996, Mr. Scruggs served in a variety of capacities at BSG Alliance/IT, including Managing Director of Business Development and Managing Director of the Houston office. BSG Alliance/IT is a firm specializing in client server systems integration.

     LYNN J. BRANIGAN has been our Managing Director, e-Marketing Strategy and Media Practice since January 2000 and has led our e-Marketing and Media practice since September 1999. From January 1993 until September 1999, Ms. Branigan served as co-founder and Managing Partner of Multimedia Resources, one of the eight companies acquired by Luminant simultaneously with our initial public offering. Prior to joining Multimedia Resources, Ms. Branigan served as Director, Sales and Marketing for the commercial unit of Prodigy Services Company, Inc., now known as Prodigy, Inc., from February 1985 until January 1993. Prodigy Services Company, Inc. was originally a commercial online service and is now an Internet service provider.

     SCOTT A. WILLIAMSON has been our Managing Director, Western Region since January 2000 and also served as our Specialized e-Business Services Leader from September 1999 until January 2000. From October 1996 until September 1999, Mr. Williamson served as a Vice President and Business Unit Leader of Align Solutions Corp., one of the eight companies acquired by Luminant simultaneously with our initial public offering. From July 1994 until October 1996, Mr. Williamson was a senior manager with BSG Alliance/IT.

     K. DAVID QUACKENBUSH, JR. has served as Managing Director, Central Region since January 2000 and has led our Central Region since November 1999. From July 1998 until November 1999, Mr. Quackenbush served as Principal in charge of the Houston and Energy Business Units of Align, one of the eight companies acquired by Luminant simultaneously with our initial public offering. From August 1993 until July 1998, Mr. Quackenbush was Director of Per-Se Technologies, a provider of software and information system services to the healthcare industry.

     MORRIS W. MARKEL has served as Managing Director, Eastern Region since January 2000 and has led our Eastern Region since September 1999. From January 1998 until September 1999, Mr. Markel served as Managing Partner of InterActive8, one of the eight companies acquired by Luminant simultaneously with our initial public offering. From February 1995 until December 1997, Mr. Markel provided business development consulting for InterActive8, and from May 1994 until February 1995 he served as a sales executive for Harrington Righter and Parsons, a television sales division of Cox Broadcasting.

     MICHAEL E. SMITH has served as our Managing Director, Strategy since February 2000 and has led the practice since September 1999. From January 1996 until September 1999, Mr. Smith served as a Vice President of Mercer Management Consulting, a corporate strategy consulting firm. From January 1991 until January 1996, Mr. Smith served as a Vice President for Visa International, a full-service payment card provider.

     HENRY HEILBRUNN has served as Managing Director, Eastern Region since January 2000 and served as our Director of Integration from September 1999 until February 2000. From January 1993 until September 1999, Mr. Heilbrunn served as co-founder and Managing Partner of Multimedia Resources, one of the eight companies acquired by Luminant simultaneously with our initial public offering. Prior to joining Multimedia Resources, Mr. Heilbrunn served as Senior Vice President, Product Management and Retention Marketing at Prodigy Services Company, Inc., now known as Prodigy, Inc., from September 1990 until January 1993, and in various other capacities with Prodigy from February 1984 until August 1990.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     (a) Market Information

   Our common stock trades on the Nasdaq National Market under the symbol "LUMT." We completed our initial public offering of our common stock in September 1999 at a price of $18.00 per share. The high and low sales prices per share of our common stock by quarter since the initial public offering in September 1999 were as follows (the low sales price per share in the third quarter of 1999 represents our initial public offering price):


            QUARTER                                        HIGH                 LOW

      Third Quarter, 1999                                 $ 35 1/2             $ 18

      Fourth Quarter, 1999                                $ 52                 $ 26 5/8

      First Quarter, 2000 (through March 15, 2000)        $ 45                 $ 17 7/8


     On March 15, 2000, the closing sales price per share of our common stock on the Nasdaq National Market was $18 3/8.

     (b)  Holders

     At March 15, 2000, there were approximately 106 record holders of our common stock, according to the records maintained by our transfer agent.

     (c)  Dividends

     Except for distributions made by the eight companies prior to their acquisition, we have not paid, and do not intend to pay, dividends on our common stock in the foreseeable future. Instead, we will retain our earnings to finance the expansion of our business and for general corporate purposes. Our Board of Directors has the authority to declare and pay dividends on the common stock at any time, in its discretion, as long as there are funds legally available for that distribution. We also anticipate that the line of credit we are currently negotiating with Wells Fargo Business Credit, Inc. will prohibit the payment of dividends without the lender's consent.

     (d)  Use of proceeds

     On September 15, 1999, the Securities and Exchange Commission declared our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 30, 1999, as amended (S.E.C. File No. 333-80161), effective. Our initial public offering commenced on September 16, 1999 and on September 21, 1999, we sold 4,665,000 shares of Luminant common stock, par value $.01 per share, at an offering price of $18.00 per share for an aggregate offering price of approximately $83.9 million. On October 13, 1999, the underwriters exercised their option to purchase, solely for the purpose of covering over-allotments, an additional 278,986 shares of common stock from Luminant and 420,764 shares of common stock from certain of our selling stockholders, at an offering price of $18.00 per share for aggregate offering prices of $5.0 million and $7.6 million, respectively. We closed the sale of these over-allotment shares on October 21, 1999 and our initial public offering then terminated. The managing underwriters for the offering were Deutsche Bank Securities, Inc., Hambrecht & Quist LLC and SoundView Technology Group, Inc. In our initial public offering, we registered and sold an aggregate of 4,943,986 shares of common stock for the account of Luminant and 420,764 shares of common stock for the account of our selling stockholders.

     We realized gross proceeds of approximately $89.0 million from the sale of shares in the offering (including the over-allotment shares). We did not receive any proceeds from the sale of shares by our selling stockholders. In connection with the sale of shares in the offering (including the over-allotment shares), we paid an aggregate amount of $6.8 million in discounts and commissions to the underwriters. In addition, the following table sets forth a reasonable estimate of the other expenses incurred in connection with the offering and the sale of shares of non-voting common stock to Young & Rubicam, through December 31, 1999:


         Registration fee under the Securities Act                 $ 52,820
         Hart-Scott-Rodino Filing Fee                                45,000
         NASD filing fee                                             18,000
         The Nasdaq National Market fees                             95,000
         Legal fees and expenses                                  2,300,000
         Accounting fees and expenses                             4,000,000
         Printing and engraving expenses                          1,600,000
         Registrar and transfer agent fees                           50,000
         Miscellaneous fees and expenses                            365,334
                                                                 ----------

                  Total                                          $8,526,154
                                                                 ==========

     The expenses incurred in the offering include (a) a fee for legal services which we paid to Wilmer, Cutler & Pickering, of which George P. Stamas, one of our directors, was a partner during 1999 and to which he remains a consultant; and (b) a fee of approximately $320,000 for financial consulting services which we paid to ARC Group LLC, of which Thomas G. Bevivino, our Vice President of Finance, is a member. Other than as set forth above, no expenses incurred in the offering were paid directly or indirectly to our directors or officers or their associates, or to persons owning 10% or more of any class of our equity securities or to any of our other affiliates. After deducting the underwriting discounts and commissions and the estimated offering expenses described above as well as expenses of $2.0 million related to the acquisition of the Acquired Businesses which have been capitalized as goodwill, we received net proceeds of approximately $75.3 million from the sale of shares in the offering (including the over-allotment shares).

     From the effective date of our Registration Statement through December 31, 1999, we applied the net offering proceeds as follows. We paid approximately $3.9 million of the net proceeds to Commonwealth Principals II, LLC, a former stockholder of Luminant, to repay indebtedness which accrued interest at the prime rate and was payable upon demand. We used approximately $59.7 million of the net proceeds to pay the cash portion of the purchase prices for the Acquired Businesses. Of this $59.7 million, an aggregate of approximately $5.6 million was paid to James Corey and an affiliate of James Corey, and approximately $3.4 million was paid to Richard Scruggs. Mr. Corey is the President and Chief Operating Officer of Luminant and Mr. Scruggs is a Vice Chairman of Luminant, and Messrs. Corey and Scruggs are each former equity holders of certain of the Acquired Businesses. Other than as set forth above, none of the net proceeds of the offering were paid directly or indirectly to our directors or officers or their associates, or to persons owning 10% or more of any class of our equity securities or to any of our other affiliates. We are using the balance of the net proceeds of the offering for general corporate purposes, including working capital expenditures. Pending such application, we have invested the balance of the net proceeds of the offering in investment-grade, interest-bearing securities.

ITEM 6. SELECTED FINANCIAL DATA.

     Simultaneously with our initial public offering, Luminant acquired seven operating businesses and the assets of Brand Dialogue-New York (the "Acquired Businesses"). For financial statement purposes, Align Solutions Corp. ("Align"), one of the Acquired Businesses, is presented as the acquirer of the other Acquired Businesses and Luminant. The historical selected financial data reflects the historical results of Align and the acquisitions of the other seven Acquired Businesses and Luminant as of their acquisition date.

     The Selected Financial Data set forth below has been derived from the audited financial statements of Luminant and its accounting acquirer for each of the four periods ended December 31, 1996, 1997, 1998, and 1999. For historical financial statement purposes, Align has been determined to be the accounting acquirer. For periods prior to September 21, 1999, the information relates to Align on a stand-alone basis. For the period beginning September 21, 1999, the information relates to Luminant and its subsidiaries on a consolidated basis and presents Align as the accounting acquirer. Align was founded in 1996 and, therefore, no data is presented for any earlier periods. The selected historical financial data below should be read in conjunction with the historical financial statements and related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that appear elsewhere in this report.


                                           FOR THE PERIOD
                                           FROM INCEPTION
                                            (OCTOBER 16,
                                        1996) TO DECEMBER 31,               DECEMBER 31,
                                               1996                1997         1998        1999
                                             -------              ------       ------      ------
                                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues
Cost of services                                $112              $3,268       $9,226     $52,115
     Gross margin                                 80               1,711        4,948      28,812
                                            --------               -----        -----      -------
                                                  32               1,557        4,278      23,303
Operating expenses:
     Selling, general & administrative
       expenses (1)                              225               1,656        4,227      20,907
     Equity-related & non-cash compensation
       expense (2)                                --                  --           --      15,874
     Intangibles amortization                      8                  50           50      31,684
                                            --------               -----       ------      ------
           Total operating expenses              233               1,706        4,277      68,465

Income (loss) from operations                   (201)               (149)           1     (45,162)
                                             --------               -----       ------      ------
Interest and other income, net                    --                 (25)         (77)         25
                                             --------               -----       ------      ------
Loss before provision for income taxes          (201)               (174)         (76)    (45,137)
                                             --------               -----       ------      ------
Provision for income taxes                        --                  --           --          --

Net loss                                       $(201)              $(174)        $(76)   $(45,137)
                                              =======              ======       ======   =========

Net loss per share:
     Basic and diluted                        $(0.15)            $ (0.05)     $ (0.02)    $ (4.54)
                                              =======            ========     ========    ========
Weighted average shares outstanding:
       Basic and diluted (3)                1,306,670           3,280,112    3,539,159   9,944,982
                                            =========           =========    =========   =========




CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                      $  216      $    11      $    --   $  30,508
Total assets                                      643        1,328        3,067     398,167
Working capital                                   261          478          805    (15,680)
Debt and lease obligations, long-term
     portion                                       --          233          156       1,531
Stockholders' equity                              568          601        1,469     322,091


(1) Selling, general and administrative expenses for the year ended December 31, 1999, include a non-cash charge of $1.4 million relating to the value of the vested portion of the warrants issued to United Air Lines. See Note 10 of the Notes to Consolidated Financial Statements.

(2) Reports the charge for (i) the value of shares held by management of Luminant at the time of the acquisition of the Acquired Businesses in excess of amounts paid, (ii) the value of stock options granted with exercise prices below fair market value to a former officer of Luminant, (iii) the net present value of payments to a former officer of Luminant, and (iv) the value of stock options granted with exercise prices below fair market value by Align, the accounting acquirer. See Notes 2 and 10 of the Notes to Consolidated Financial Statements.

(3) For periods prior to 1999, reports the historical weighted average shares outstanding for Align restated for the conversion of Align common stock into Luminant common stock. For 1999, reports weighted average shares outstanding representing: (i) the Align weighted average shares outstanding restated for the conversion of Align common stock into Luminant common stock, (ii) the shares issued to acquire the seven Acquired Businesses other than Align, (iii) the shares outstanding at Luminant and (iv) shares issued in the initial public offering. See
         Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the year ended December 31, 1997 to the corresponding period ended December 31, 1998 and the year ended December 31, 1998 to the corresponding period ended December 31, 1999 for Luminant Worldwide Corporation and its subsidiaries ("Luminant," the "Company," "we," "us" and "our"). You should read the following discussion in conjunction with (1) the pro forma and historical financial statements and related notes contained elsewhere in this Annual Report on Form 10-K, and (2) the pro forma and historical financial statements and related notes and management's discussion and analysis of financial condition and results of operations contained in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC") on June 8, 1999, as amended (SEC File No. 333-80161) (the "Registration Statement").

     This discussion contains or incorporates both historical and "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results and do not intend to do so.

     On September 15, 1999, Luminant declared a 16,653-for-one stock split. All share and per-share amounts, including stock option information, set forth in this Annual Report on Form 10-K have been restated to reflect this stock split.

     Luminant Worldwide Corporation, a Delaware corporation was founded in August 1998 to create a single-source Internet service company providing electronic commerce professional services to Global 1000 companies, Internet-based companies and other organizations. Prior to September 1999, it did not conduct any material operations. On September 21, 1999, Luminant completed its initial public offering of 4,665,000 shares of its common stock, concurrently with the sale of 835,000 shares of non-voting common stock to Young & Rubicam, Inc. (collectively, the "Offering") and the acquisition of the Acquired Businesses. On October 19, 1999, our underwriters exercised their over-allotment option resulting in the issuance of an additional 278,986 shares of Luminant's common stock. One of the Acquired Businesses, Align Solutions Corp., has been identified as the "accounting acquirer" for our financial statement presentation, and its assets and liabilities have been recorded at historical cost levels. The acquisition of each of the other Acquired Businesses was accounted for using the purchase method of accounting. Because the Internet and electronic commerce industries are in the early stage of development and are continuing to evolve rapidly, the recorded goodwill from the acquisitions is being amortized on a straight line basis over three years, the estimated period of benefit. In addition, the pro forma combined financial information in this report covers periods during which the Acquired Businesses had different tax structures and operated independently of each other as private, owner-operated companies.

     In September 1999, we entered into an agreement with United Air Lines, Inc. ("United") under which we have agreed to provide electronic commerce strategy, business planning and design services to United until June 30, 2004, but United has no obligation to purchase any services from us. Under this agreement, we have issued to United a warrant to purchase up to 300,000 shares of our common stock at an exercise price of $18.00 per share, our initial public offering price. Under the warrant, United has the immediate right to purchase 50,000 shares of common stock. Over the five year term of the agreement, United will have the right to purchase 5,000 shares of the 250,000 remaining available shares under the warrant for every $1 million of revenues we receive from United up to $50 million of revenue. Our selling, general & administrative expenses for the year ended December 31, 1999 include a charge of $1.4 million related to the estimated fair market value of shares underlying the vested portion of the warrant.

    Under the terms of the acquisition agreements by which we acquired the Acquired Businesses, we estimate that we will issue common stock valued at approximately $47.5 million in payment of contingent consideration owed to the former owners of the Acquired Businesses as a result of the operations of the individual Acquired Businesses during the period from July 1, 1999 through December 31, 1999. We expect to issue these shares of common stock within one week after the date of filing of this Annual Report on Form 10-K. If we issued these shares on March 16, 2000, we would have issued 1,674,304 shares of common stock. The former owners of the Acquired Businesses are eligible to receive additional contingent consideration based on Luminant's combined results during the period from January 1, 2000 through June 30, 2000, as well as certain other amounts based on revenues derived from a particular client.

     Our customers generally retain us on a project-by-project basis. We typically do not have material contracts that commit a customer to use our services on a long-term basis. Revenue is recognized primarily using the percentage of completion method on a contract-by-contract basis. Our use of the percentage of completion method of revenue recognition requires management to estimate the degree of completion of each project. To the extent these estimates prove to be inaccurate, the revenues and gross profits reported for periods during which work on the project is ongoing may not accurately reflect the actual financial results of the project. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize these provisions in the period in which the losses are determined.

     We provide our services primarily on a time and materials basis.
We use internally developed processes to estimate and propose fixed prices for our projects. The estimation process applies a standard billing rate to each project based upon the level of expertise and number of professionals required, the technology environment, the overall technical complexity of the project and whether strategic, creative or technology solutions or value-added services are being provided to the client. To a lesser extent, we also provide services on a fixed price-fixed time frame basis.

     Our financial results may fluctuate from quarter to quarter based on such factors as the number, complexity, size, scope and lead time of projects in which we are engaged. More specifically, these fluctuations can result from the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. In addition, revenue from a large customer or project may constitute a significant portion of our total revenue in a particular quarter. In the future, we anticipate that the general size of our individual client projects will grow and that a larger portion of total revenues in any given period may be derived from our largest customers.

     Our cost of services is comprised primarily of salaries, employee benefits and incentive compensation of billable employees.

     Selling expenses consist of salaries, bonuses, commissions and benefits for our sales and marketing staff as well as other marketing and advertising expenses. General and administrative costs consist of salaries, bonuses and related employee benefits for executive, senior management, finance, recruiting and administrative employees, training, travel and other corporate costs. General and administrative costs also include facilities costs including depreciation, and computer and office equipment operating leases.

RESULTS OF OPERATIONS - HISTORICAL

     For historical financial statement purposes, Align has been determined to be the accounting acquirer. For periods prior to September 21, 1999, the information relates to Align on a stand-alone basis. For the period beginning September 21, 1999, the information relates to Luminant and its subsidiaries on a consolidated basis and presents Align as the accounting acquirer. Except as we note below, the addition of the operating results for all of the Acquired Businesses beginning on September 21, 1999 principally accounts for the changes in the 1999 periods from the 1998 periods. For a discussion of pro forma operations for the years ended December 31, 1998 and 1999, see "Results of Operations - Pro Forma Combined."

1998 COMPARED TO 1999

REVENUES

     Revenues increased $42.9 million, or 465%, from $9.2 million for the year ended December 31, 1998 to $52.1 million for the year ended December 31, 1999.

GROSS MARGIN

     Gross profit increased $19.0 million, or 445%, from $4.3 million for the year ended December 31, 1998, to $23.3 million for the year ended December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $16.7 million, or 395% from $4.2 million for the year ended December 31, 1998 to $20.9 million for the year ended December 31, 1999.

EQUITY-RELATED & NON-CASH COMPENSATION EXPENSE

     In 1999, Luminant recorded $10.9 million of equity-related compensation expenses for the value in excess of amounts paid for 663,002 shares of common stock held by certain members of Luminant's management at the time of the acquisition of the Acquired Businesses. In addition, 1999's equity-related compensation expense includes $250,000 for options granted to a former officer and $3.9 million for vested options granted at exercise prices below fair market value to employees of Align, the accounting acquirer. Non-cash compensation in 1999 of $818,000 represents the net present value of remaining payments required to be made to a former officer of Luminant over a period of six years under the terms of his severance agreement. Cash payments of $42,000 in 1999 are included in selling, general and administrative expenses.

INTANGIBLES AMORTIZATION

     During 1999, Align, the accounting acquirer, completed the acquisitions of Synapse, Fifth Gear Media Corporation and inmedia, inc. Goodwill of approximately $15.9 million was recorded in connection with these transactions. In addition, on September 21, 1999 we completed the acquisition of the Acquired Businesses, and recorded approximately $303.4 million of goodwill. These amounts are being amortized over a period of three years. Accordingly, we have recorded amortization expense of approximately $31.7 million in 1999.

     Under the terms of the merger agreements by which we acquired the Acquired Businesses, we estimate that we will issue common stock valued at approximately $47.5 million in payment of contingent consideration owed to the former owners of the Acquired Businesses as a result of the operations of the individual Acquired Businesses during the period from July 1, 1999 through December 31, 1999. Of this amount, $45.0 million will be included in goodwill and amortized over the remaining term of the goodwill resulting from the purchase of the Acquired Businesses. The remainder represents contingent consideration to the former stockholders of Align, the accounting acquirer. We expect to issue these shares of common stock in payment of the contingent consideration earned during the aforementioned period within one week after the date of filing of this Annual Report on Form 10-K. If we issued these shares on March 16, 2000, we would have issued 1,674,304 shares of common stock. The former owners of the Acquired Businesses are eligible to receive additional contingent consideration based on Luminant's combined results during the period from January 1, 2000 through June 30, 2000, as well as certain other amounts based on revenues derived from a particular client.

1997 COMPARED TO 1998

REVENUES

     Revenues increased approximately $6.0 million, or 182% from $3.2 million for the year ended December 31, 1997 to $9.2 million for the year ended December 31, 1998. This increase resulted from an increase in the number and size of client projects attributable to the addition of 51 professionals. For the year ended December 31, 1998, Enron Energy Services contributed 19% of total revenues and Administaff contributed 21% of total revenues. No other client contributed 10% or more of our revenues during the period.

COST OF SERVICES

     Cost of services increased approximately $3.2 million, or 189% from $1.7 million for the year ended December 31, 1997 to $4.9 million for the year ended December 31, 1998. The increase resulted from costs related to the addition of 51 professionals. Gross profit margin decreased from 48% for the year ended December 31, 1997 to 46% for the same period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by approximately $2.6 million, or 155% from $1.7 million for the year ended December 31, 1997 to $4.2 million for the year ended December 31, 1998.

The increase resulted primarily from the addition of personnel to support the increased number of billable professionals.

LIQUIDITY AND CAPITAL RESOURCES

     Luminant Worldwide Corporation is a holding company that conducts its operations through its subsidiaries. Accordingly, its principal sources of liquidity are the cash flows of its subsidiaries, the unallocated net proceeds of the Offering, and cash available from any lines of credit Luminant might establish.

     We raised $88.3 million from the issuance of 4,665,000 shares of common stock in our initial public offering and the simultaneous sale of 835,000 shares of non-voting common stock to Young & Rubicam, Inc. on September 21, 1999, and the subsequent sale of an additional 278,986 shares of common stock upon exercise of the underwriters' over-allotment option, net of underwriting discounts, commissions and the expenses of the Offering and of the acquisitions of the Acquired Businesses. We have used and are using a portion of the net proceeds to pay the purchase prices for the Acquired Businesses and for general corporate purposes, including working capital expenditures. A portion of the proceeds may also be used for the acquisition of additional businesses and payment of contingent consideration to the former owners of the Acquired Businesses. Pending such uses, we have invested the net proceeds of the Offering in investment grade, interest-bearing securities.

     As of December 31, 1999, we had $30.5 million in cash and cash equivalents. Net cash provided by operations for the year ended December 31, 1999 was $7.7 million as compared to net cash used in operations of $.2 million for the year ended December 31, 1998.

     Net cash used in investing activities amounted to $40.8 million during the year ended December 31, 1999, representing primarily the payment of $37.7 million as the cash portion of the purchase prices for the seven Acquired Businesses (excluding Align as the accounting acquirer), net of cash acquired.

     Net cash provided by financing activities amounted to $63.6 million for the year ended December 31, 1999, primarily representing $88.3 million in proceeds of the Offering, net of the underwriting discounts and commissions and expenses of the Offering, and offset by $23.2 million representing the cash portion of the purchase price paid to the former owners of Align, the accounting acquirer.

     Our capital expenditures for the year ended December 31, 1999 were approximately $3.1 million. Historically, capital expenditures have been used primarily for leasehold improvements, furniture, computer and software purchases. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

     We may be required to make contingent payments through June 30, 2002 to some of the former equity holders of the Acquired Businesses. The amount of these payments depends upon the financial performance of each of the Acquired Businesses and Luminant as a whole, and for certain former equity holders, upon the amount of certain types of revenue we receive from a particular client. We have the discretion to pay anywhere from 0% to 50% of the contingent consideration in cash, with the balance to be paid in stock. The maximum aggregate amount of the cash portion of these contingent payments, assuming all targets are fully achieved and the minimum amount of 50% of the contingent payment is paid in stock, would be approximately $107.2 million. We do not anticipate paying any cash to the former owners of the Acquired Businesses for contingent consideration resulting from individual performance during the period from July 1, 1999 to December 31, 1999. We anticipate that the contingent consideration paid for such period will be paid entirely in common stock.

     Prior to the initial filing of the Registration Statement, we entered into agreements to acquire the Acquired Businesses. On or about September 2, 1999, we amended the acquisition agreements to change what the former owners of the Acquired Businesses would receive as consideration for their interests in the Acquired Businesses. It is possible that the former owners of the Acquired Businesses who received common stock as part of the acquisition may allege that the offering and sale of the shares of common stock to them should be integrated with the offering and sale of the common stock to the public in connection with our initial public offering, and that the offering and sale of shares to the former owners of the Acquired Businesses was not made in accordance with the requirements of Section 5 of the Securities Act of 1933. Generally, the statute of limitations for this type of claim is one year after the date of the alleged violation and, if successful, would entitle the owners to rescind the issuance of the shares to them and demand a return to them of the shares of the applicable Acquired Business or make a monetary claim for the value of those shares. This claim could be made for all of the 16,602,462 shares of voting and non-voting common stock received by the owners of the Acquired Businesses as consideration, which represents a total potential claim of $298.8 million. We believe that the offer and sale of common stock to the former owners of the Acquired Businesses qualifies for a private placement exemption and should not be integrated with the offer and sale of the common stock to the public in connection with our initial public offering. We also believe that the agreement by the former owners of the Acquired Businesses to release and not to pursue any rescission or other claims and to recontribute to us proceeds from any rescission or other claims should be enforceable and not in violation of Section 14 because the former owners entered into these agreements with knowledge of the existence of their potential rescission and other claims after those potential claims had matured by virtue of their execution of the amended acquisition agreement. We cannot assure you, however, that the former owners of the Acquired Businesses would fail in arguing that the offering of shares of common stock to them should be integrated with the initial public offering, or that their agreements to forego any rescission or other claims and to recontribute the proceeds of any rescission or other claims to us will be enforceable under applicable law. We intend to vigorously defend any rescission or other claim by the owners of the eight companies.

     In December 1999, we obtained a commitment from Wells Fargo Business Credit, Inc. to fund a senior secured credit facility. We expect that the credit facility will have an initial term of three years. We also anticipate that borrowings under the credit facility will accrue interest at a rate of, at our option, either (1) the prime rate of Wells Fargo Bank N.A., or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 250 basis points. If we generate operating cash flow of at least $14.0 million for the fiscal year ending December 31, 2000, we anticipate that the available interest rates described in the previous sentence will be reduced to (1) the prime rate of Wells Fargo Bank N.A. minus 25 basis points, and (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 225 basis points, respectively. We also expect that the credit facility will contain representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial covenants, restrictions on the incurrence of additional indebtedness and payment of dividends and restrictions on certain acquisitions. We expect to use the net proceeds of the anticipated credit facility to repay existing debt and for working capital purposes. We cannot assure you that we will enter into a credit facility on the terms described above, on other acceptable terms, or at all.

     As a result of the acquisitions of the Acquired Businesses, we assumed current and long-term debt of $5.7 million and $3.7 million, respectively. Of those amounts, $1.4 million current debt and $2.6 million long-term debt were repaid from proceeds of our initial public offerings or from operations. As of December 31, 1999, we had a total of $8.0 million in outstanding current and long-term indebtedness. The weighted average interest rate on our obligations at December 31, 1999 was 8.97%. Certain notes payable contain restrictive covenants, the most restrictive of which requires us to maintain certain levels of eligible receivables as well as financial ratios related to total debt, tangible net worth, and working capital, among other restrictions. At December 31, 1999, we were in compliance with, or had obtained waivers for, all debt covenants.

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

     Luminant is in the process of integrating the Acquired Businesses and their operations and administrative functions into a single business. Luminant is devoting substantial time and resources to this integration process. In addition, as a result of this integration and combination of eight privately-held businesses into a single, publicly-held business, we are incurring additional costs and expenditures for corporate management and administration, corporate expenses related to being a public company, systems integration and expansion of facilities. These costs may make comparison of historical operating results not comparable to, or indicative of, future performance.

PRO FORMA

     The pro forma financial statements herein reflect pro forma adjustments for:

          - amortization of goodwill resulting from the acquisitions of the Acquired Businesses,

          - reversal of the Acquired Businesses' income tax provision, as Luminant has not demonstrated that it will generate future taxable income,

          - a reduction in 1999 compensation expense of the Acquired Businesses, other than Align as the accounting acquirer, related to non-recurring, non-cash and equity-related compensation charges related to equity appreciation rights, and

          - adjustments to increase expenses related to budgeted compensation for additional corporate management, board of directors' expenses, other administrative expenses, and other additional expenses of being a public entity.

     The pro forma combined results of operations of the Acquired Businesses for the periods presented do not represent combined results of operations presented in accordance with generally accepted accounting principles. They are only a summation of the revenues, cost of services and selling, general and administrative expenses of the individual Acquired Businesses on a pro forma basis. The pro forma combined results may not be comparable to, and may not be indicative of, Luminant's post-combination results of operations. The discussion of the pro forma combined results of operations should be read in conjunction with our financial statements and the related "Notes to the Consolidated Financial Statements" appearing in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                     PRO FORMA COMBINED STATEMENT OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                    YEAR ENDED DECEMBER 31,
                                                                 1998                   1999
                                                              -------------            ------------
Revenues                                                        $    54,846             $  97,986

Cost of services                                                     35,044                54,264
                                                              -------------            ------------
Gross margin                                                         19,802                43,722

Selling, general & administrative expenses                           27,268                40,467
Equity-related & non-cash compensation expense                        4,355                16,016
Intangibles amortization                                            106,648               106,639
                                                              -------------            ------------
Loss from operations                                               (118,469)             (119,400)
Interest and other income, net                                          (33)                 (967)
                                                              -------------            ------------
Loss before provision for income taxes                             (118,502)             (120,367)
Provision for income taxes                                               --                    --
                                                              -------------            ------------
Net loss                                                          $(118,502)           $ (120,367)
                                                              =============            ============

Pro Forma earnings per share                                         $(4.96)               $(5.01)
Pro Forma shares                                                     23,902                24,015


RESULTS OF OPERATIONS - PRO FORMA COMBINED

     The following table sets forth for us on a pro forma combined basis selected statement of operations information as a percentage of revenues for the periods indicated.


                      PERCENT OF REVENUE           DECEMBER 31,
                                                  1998     1999
                                                  ----     ----
Revenues                                          100%     100%
Cost of services                                   64%      55%
                                                  ----    -----
     Gross margin                                  36%      45%
                                                  ----    -----
Selling, general & administrative expenses         50%      41%
Equity-related & non-cash compensation expense      8%      16%
Intangibles amortization                          194%     109%
                                                  ----    -----
Loss from operations                             (216%)   (122%)
Interest and other income, net                      --      (1%)
Loss before provision for income taxes           (216%)   (123%)
                                                  ----    -----
Provision for income taxes                          --       --
                                                 -----    -----
Net loss                                         (216%)   (123%)
                                                 =====    =====

REVENUES

     Revenue increased $43.1 million, or 79%, from $54.8 million for the year ended December 31, 1998 to $98.0 million for the year ended December 31, 1999. This increase in revenue is primarily the result of an increase in the size and number of client engagements. Our revenues also increased due to an increase of over 20% in our average billing rates from the year ended December 31, 1998 to the year ended December 31, 1999. This increase also resulted, to a lesser extent, from an increase in the proportion of strategy consulting services provided, which tend to have higher average billing rates than creative, technology and value-added services.

COST OF SERVICES

     Cost of services consists primarily of salaries, associated employee benefits and incentive compensation for personnel directly assigned to client projects. These costs increased $19.2 million, or 55%, from $35.0 million for the year ended December 31, 1998 to $54.3 million for the year ended December 31, 1999. This increase was due primarily to an increase of approximately 230 additional billable professionals needed to service our increased client engagements.

GROSS MARGIN

     Gross margin increased $23.9 million, or 121%, from $19.8 million for the year ended December 31, 1998 to $43.7 million for the year ended December 31, 1999. The gross margin increase reflects an increase in revenue from the year ended December 31, 1998 compared to the year ended December 31, 1999. As a percentage of revenue, gross margin increased from 36% for the year ended December 31, 1998 to 45% for the year ended December 31, 1999. The percentage increase primarily resulted from an increase of over 20% in our average billing rate from the year ended December 31, 1998 to the year ended December 31, 1999. To a lesser extent, the increase is due to an increase in the proportion of strategy consulting services provided, which tend to have higher average billing rates than other services. The growth in average billing rates for services provided exceeded the growth in consultant salaries, resulting in an improvement in our margins in 1999. We anticipate that our gross margins will continue to improve in 2000 as we fully implement our planned increases in billing rates. Our gross margins can be significantly impacted by the extent to which we are able to effectively deploy our billable professionals. We anticipate our utilization of billable professionals to remain near 70% throughout 2000, which would be generally consistent with our utilization rates in the years ended December 31, 1998 and 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling expenses consist of salaries, bonuses, commissions, and benefits for our sales and marketing staff as well as other marketing and advertising expenses. General and administrative costs consist of salaries, bonuses and related employee benefits for executive, senior management, finance, recruiting and administrative employees, training, travel and other corporate costs. General and administrative costs also include facilities costs, depreciation, and computer and office equipment operating leases. Selling, general and administrative costs increased $13.2 million, or 48%, from $27.3 million for the year ended December 31, 1998 to $40.5 million for the year ended December 31, 1999.

     This increase was due primarily to expenses associated with an expansion of facilities and incursion of related expenses (including insurance, utilities and depreciation of leasehold improvements, furniture, and additional computer hardware and software) to support our growth. The increase was also attributable to an increase in the number of administrative personnel to service the larger number of billable professionals on staff. The increase is further attributable to a $1.4 million charge taken in the year ended

December 31, 1999 for the fair market value of warrants granted to United Air Lines, Inc. under the terms of a strategic relationship agreement we entered into with them in September 1999.

     As a percentage of revenue, selling, general and administrative expenses decreased from 50% for the year ended December 31, 1998 to 41% for the year ended December 31, 1999. This decrease as a percentage of sales resulted from the substantial increase in our average billing rates, which do not result in a commensurate increase in administrative costs. During the first quarter of 2000, we expect to consolidate our offices in New York, New York and consolidate our offices in Dallas, Texas. We expect any resulting savings to be offset by the costs of continued expansion of our other locations to accommodate planned increases in the number of employees due to anticipated increases in the volume of business. We anticipate increases in the amounts we are spending on sales and marketing throughout 2000, however, we do not expect that selling, general and administrative expenses will increase materially as a percentage of sales.

EQUITY-RELATED & NON-CASH COMPENSATION EXPENSE

     In 1999, Luminant recorded $10.9 million of equity-related compensation expenses relating to the value in excess of amounts paid for 663,002 shares of common stock held by certain members of Luminant's management at the time of the acquisition of the Acquired Businesses. In addition, 1999's equity-related compensation expense includes $250,000 for options granted to a former officer and $4.0 million for vested options granted at exercise prices below fair market value to employees of Align, the accounting acquirer. Non-cash compensation in 1999 of $818,000 represents the net present value of payments required to be made to a former officer of Luminant over a period of six years under the terms of his severance agreement. Cash payments of $42,000 in 1999 are included in selling, general and adminstrative expenses.

INTANGIBLES AMORTIZATION

         As a result of the purchase of our Acquired Businesses, we recorded approximately $303.4 million of goodwill. These amounts, as well as goodwill resulting from certain historical acquisitions by the Acquired Businesses, are being amortized over a period of three years. Accordingly, we have recorded pro forma amortization expense of approximately $106.6 million per year in both the 1999 and 1998 pro forma presentations. Under the terms of the merger agreements by which we acquired the Acquired Businesses, we estimate that we will issue common stock valued at approximately $47.5 million in payment of contingent consideration owed to the former owners of the Acquired Businesses as a result of the operations of the individual Acquired Businesses during the period from July 1, 1999 through December 31, 1999. Of this amount, $45.0 million will be amortized over the remaining term of the goodwill resulting from the purchase of the Acquired Businesses. The remainder represents contingent consideration to the former stockholders of Align, the accounting acquirer. We expect to issue these shares of common stock in payment of the contingent consideration earned during the aforementioned period within one week after the filing of this Annual Report on Form 10-K. If we issue these shares on March 16, 2000, we would have issued 1,674,304 shares of common stock. The former owners of the Acquired Businesses are eligible to receive additional contingent consideration based on Luminant's combined results during the period from January 1, 2000 through June 30, 2000, as well as certain other amounts based on revenues derived from a particular client.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. We have not purchased any futures contracts nor have we purchased or held any derivative financial instruments for trading purposes during the twelve months ended December 31, 1999. Our primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase.

     We currently have various lines of credit and notes payable with aggregate maximum borrowings totaling less than $7 million. An increase in the prime rate (a benchmark pursuant to which interest rates applicable to borrowings under the credit facilities may be set) equal to 10% of the prime rate, for example, would have increased our pro forma consolidated interest by approximately $58,000 for the twelve months ended December 31, 1999. We have not entered into any interest rate swaps or other hedging arrangements with respect to the interest obligations under these lines of credit.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Luminant Worldwide Corporation
                                                                   PAGE
   Report of Independent Public Accountants                         31

   Consolidated Balance Sheets                                      32

   Consolidated Statements of Operations                            33

   Consolidated Statements of Stockholders'                         34
   Equity

   Consolidated Statements of Cash Flows                            35

   Notes to Consolidated Financial Statements                       36

   Schedule II - Valuation and Qualifying Accounts                  52

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Luminant Worldwide Corporation:

We have audited the accompanying consolidated balance sheets of Luminant Worldwide Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luminant Worldwide Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP

Dallas, Texas,
February 24, 2000

                  LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                           ASSETS                            DECEMBER 31,  DECEMBER 31,
                                                                1998          1999
Current assets:
     Cash and cash equivalents                                   $   --     $30,508
     Accounts receivable, net of allowance of $115 and            2,162      20,524
      $1,609
     Unbilled revenues                                               11       3,185
      Related party, employee and other receivables                  --       3,216
     Prepaid expenses and other assets                               74       1,432
                                                              ---------   ---------
             Total current assets                                 2,247      58,865

Property & equipment, net                                           776       6,193
Other assets:
     Goodwill,  net of accumulated amortization of $108
         and $31,792                                                 42     332,679
     Other                                                            2         430
                                                              ---------   ---------
       Total assets                                              $3,067    $398,167
                                                              =========   =========
       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable, including cash overdraft of
         $105 and $380                                             $332      $9,447
     Customer deposits                                               --       2,415
     Accrued liabilities                                            714      11,167
     Contingent consideration                                        --      45,006
     Notes payable                                                  325       6,013
     Current maturities of long-term debt                            71         497
                                                              ---------   ---------
       Total current liabilities                                  1,442      74,545
                                                              ---------   ---------
Long-term liabilities:

     Long-term debt, net of current maturities                      156       1,531
                                                              ---------   ---------
       Total liabilities                                          1,598      76,076
                                                              ---------   ---------

Stockholders' equity:
     Common stock: $0.01 par value, 100,000,000 shares
         authorized, 3,825,032 and 24,566,449 issued and
         outstanding at December 31, 1998 and 1999                  38          246
     Additional paid-in capital                                  1,881      390,645
     Retained deficit                                             (450)     (68,800)
                                                              ---------   ---------
       Total stockholders' equity                                 1,469     322,091
                                                                  -----     -------
       Total liabilities & stockholders' equity                  $3,067    $398,167
                                                               ========    ========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             YEAR ENDED DECEMBER 31,
                                                        1997          1998          1999
                                                      -------       --------      -------
Revenues                                              $ 3,268       $ 9,226       $52,115
Cost of services                                        1,711         4,948        28,812
                                                      -------       --------      -------
Gross margin                                            1,557         4,278        23,303

Selling, general & administrative expenses              1,656         4,227        20,907
Equity-related  & non-cash compensation expense            --            --        15,874
Intangibles amortization                                   50            50        31,684
                                                      -------       --------      -------
Income (loss) from operations                            (149)            1       (45,162)
Other expenses:
         Interest expense, net                            (26)          (50)         (322)
         Other, net                                         1           (27)          347
                                                      -------       --------      -------
Loss before provision for income taxes                   (174)          (76)      (45,137)
Provision for income taxes                                 --            --            --
Net loss                                               $ (174)       $  (76)    $ (45,137)
                                                       =======       =======    ==========
Net loss per share:
         Basic & diluted                              $ (0.05)      $ (0.02)      $ (4.54)
                                                      ========      ========      ========
Weighted average shares outstanding:
         Basic & diluted                                 3,280         3,539         9,945
                                                      ========      ========      ========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                      ADDITIONAL
                                                                   COMMON STOCK         PAID-IN     RETAINED
                                                                 SHARES     AMOUNT      CAPITAL     DEFICIT
                                                                 ------     -----     ----------    --------
BALANCE, DECEMBER 31, 1996                                         2,633        $26        $743      $(200)

Issuance of common stock                                             706          7         199         --

Net loss                                                              --         --          --       (174)
                                                                --------   --------    --------   --------
BALANCE, DECEMBER 31, 1997                                         3,339         33         942       (374)

Issuance of common stock                                             486          5         939         --

Net loss                                                              --         --          --        (76)
                                                                --------   --------    --------   --------
BALANCE, DECEMBER 31, 1998                                         3,825         38       1,881       (450)

ACTIVITY PRIOR TO ACQUISITION OF THE ACQUIRED
BUSINESSES AND INITIAL PUBLIC OFFERING:

   Issuance of common stock for acquisitions by the
     accounting acquirer                                             853          9      14,542         --

   Value of stock options granted in acquisitions by
     the accounting acquirer                                          --         --         489         --

   Equity-related compensation                                        --         --       3,872         --

ACTIVITY RELATED TO THE ACQUISITION OF THE ACQUIRED
BUSINESSES AND THE INITIAL PUBLIC OFFERING:

   Distribution to stockholders of the accounting
     acquirer                                                         --         --          --    (23,213)

   Issuance of common stock to owners of acquired
     businesses                                                   13,756        137     213,476         --

   Equity-related acquisition fees to sponsor                         --         --      21,038         --

   Value of options granted to Young & Rubicam                        --         --      25,974         --

   Value of options granted to previous option
     holders of the Acquired Businesses                               --         --       9,342         --

   Issuance of common stock in initial public
     offering, including shares sold to Young &                    5,779         58      88,257         --
     Rubicam, net of costs

   Equity related compensation for shares held by
     current and former management of Luminant                        --         --      11,184        --

OPTIONS EXERCISED                                                    353          4         590         --

NET LOSS                                                              --         --          --    (45,137)
                                                                --------   --------    --------   --------
BALANCE, DECEMBER 31, 1999                                        24,566       $246    $390,645   $(68,800)
                                                                ========   ========    ========   ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                 1997               1998               1999
                                                                                 ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $    (174)          $     (76)        $ (45,137)
Equity-related and non-cash compensation expenses                                    --                  --            15,874
Expenses related to warrants issued to a customer                                    --                  --             1,364
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                                  129                 273            32,735
     Loss on disposition of assets                                                   --                  28                --
     Changes in assets and liabilities, excluding effects of acquisitions:
       Accounts receivable                                                         (819)             (1,281)           (4,657)
       Unbilled revenues                                                             (1)                 33            (1,163)
       Related party and other receivables                                           --                  --            (3,167)
       Prepaid expenses and other                                                   (22)                (36)             (374)
       Other assets                                                                  (3)                  1             1,418
       Accounts payable                                                             128                 187             3,943
       Customer deposits                                                             --                  --             1,421
       Accrued liabilities                                                           76                 628             5,429
                                                                                 -------             -------          --------
          Net cash (used in) provided by operating activities                      (686)               (243)            7,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                               (158)               (767)           (3,109)
Payments for acquisitions accounted for as purchases                                 --                  --           (37,681)
Cash acquired in acquisitions by accounting acquirer                                 --                  --                28
                                                                                 -------             -------          --------
          Net cash used in investing activities                                    (158)               (767)          (40,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                         151                 125             5,930
Repayments of notes payable                                                          --                  --            (8,921)
Proceeds from long-term debt                                                        300                  --             1,085
Repayments of long-term debt                                                        (18)                (70)             (212)
Proceeds from issuances of common stock:
          Accounting acquirer                                                       206                 944                --
          Initial public offering                                                    --                  --            88,315
          Options exercised                                                          --                  --               594
Distribution to stockholders of accounting acquirer                                  --                  --           (23,213)
                                                                                 -------             -------          --------
          Net cash provided by financing activities                                 639                 999            63,578

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                              (205)                (11)           30,508
                                                                                 -------             -------          --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    216                  11                --

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   11             $    --         $  30,508
                                                                                 =======             =======         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                         $   25             $    49         $     238

NONCASH INVESTING ACTIVITY:
Acquisitions through issuance of common stock                                    $   --             $    --         $ 285,007
Capital expenditures financed with long-term debt                                $   15             $    --         $      --


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

     Luminant Worldwide Corporation, a Delaware corporation ("Luminant"), was founded in August 1998 to create a leading single-source Internet service company that provides electronic commerce professional services to Global 1000 companies, Internet based companies and other organizations. Prior to September 1999, it did not conduct any material operations. On September 21, 1999, it completed its initial public offering of its common stock and concurrently acquired seven operating businesses and the assets of Brand Dialogue-New York (the "Acquired Businesses").

     For financial statement presentation purposes, (i) Align Solutions Corp. ("Align"), one of the Acquired Businesses, is presented as the acquirer of the other Acquired Businesses and Luminant (ii) these acquisitions are accounted for in accordance with the purchase method of accounting and (iii) the effective date of these acquisitions is September 21, 1999. The term "Company" is used to describe (i) Align prior to September 21, 1999 and (ii) Align, the other Acquired Businesses and Luminant on that date and thereafter.

2. INITIAL PUBLIC OFFERING OF COMMON STOCK AND THE ACQUISITIONS:

      On September 21, 1999, the Company completed the initial public offering (the "IPO") of 4,943,986 shares (including the exercise of the underwriters' over-allotment option) and 835,000 shares of non-voting common stock directly to Young & Rubicam at $18.00 per share. Proceeds from the IPO, net of underwriting commissions and offering costs, were approximately $88,314,830. The underwriters retained $7,178,764 in the form of discounts and commissions in connection with the Offering. The remaining costs of the IPO were $8,526,154.

      Simultaneously with the closing of the IPO, the Company acquired the Acquired Businesses. The shares of common stock and stock options that were held by the stockholders of Align have been restated for all periods to reflect the conversion of Align's historical share amounts into those of Luminant. The cash paid to Align in the acquisition is recorded as a distribution to the stockholders.

      Since Align was the accounting acquirer, shares of Luminant common stock outstanding immediately prior to the IPO were valued at the offering price and, for the shares owned by the sponsor, treated as $16,486,200 of acquisition-related costs and included in goodwill. The sponsor does not participate in the management of Luminant. One-half of the 505,796 shares owned by the Luminant Chief Executive Officer, 252,898 shares, were valued at the offering price and treated as $4,552,164 of acquisition related costs and included in goodwill. Luminant believes that the $4,552,164 represents the fair value of the portion of the services rendered by the Chief Executive Officer attributable to acquisition-related activities. The remaining 663,002 shares owned or indirectly owned by the management of Luminant, including one-half of the Chief Executive Officer's shares, were valued at the offering price and accounted for, after reduction for the $1,000,000 of consideration paid for the shares, as a $10,934,036 nonrecurring equity-related signing bonus expense. In addition, the former Chief Financial Officer received options to purchase 13,889 shares of common stock at $.01 per share. A nonrecurring equity-related compensation expense of $250,000 was recorded for these options.

      The aggregate consideration paid by Luminant to acquire the seven companies (excluding Align as the accounting acquirer) was $285,863,742, consisting of: (i) $35,910,000 in cash; (ii)

11,924,319 shares of common stock, (iii) options with an estimated fair value of $9,342,000 to former option holders at two of the Acquired Businesses and (iv) options with an estimated fair value of $25,974,000 to the former owners of one of the Acquired Businesses.


                                                                       AMOUNT
         Consideration paid                                       $ 285,863,742
         Equity-related acquisition fees                             21,038,364
         Cash acquisition fees and expenses                           3,779,045
         Liabilities assumed                                         16,303,594
         Less: estimated fair value of tangible assets              (23,535,290)
                                                                   ------------
         Goodwill                                                  $303,449,455
                                                                   ============


     In addition to the purchase price, the purchase agreements include provisions for contingent consideration based on achievement of financial goals of the individual Acquired Businesses for the period from July 1, 1999 to December 31, 1999 and consolidated results of the eight Acquired Businesses for the period from January 1, 2000 to June 30, 2000. The company may pay up to 100%, but no less than 50%, of any contingent consideration earned in the form of common stock. The company has estimated that $47,506,000 additional consideration has been earned for the period ended December 31, 1999 and it expects to issue common stock for the entire amount. Goodwill in the amount of $45,006,000 was recorded for the seven companies. The remainder represents the issuance of contingent consideration payments to be made to the former stockholders of the accounting acquirer. The targets for the combined company's performance for the period from January 1, 2000 to June 30, 2000 are revenues of $75.2 million and pre-tax income of $13.8 million. Pre-tax income will be calculated excluding amortization of goodwill incident to the acquisition of the eight Acquired Businesses. The maximum aggregate contingent consideration payable for the combined company performance from January 1, 2000 to June 30, 2000 is $94,635,000.

     In addition to the previously described contingent consideration, former owners of one of the Acquired Businesses will be eligible to receive contingent consideration based on revenues derived from contracts entered into with United Air Lines ("United") after the date of the acquisition of the Acquired Businesses. The former owners of the individual Acquired Business will receive amounts equal to 150% of the revenues received for electronic commerce strategy, business planning and design services provided to United, excluding such revenues generated between July 1, 1999 and December 31, 1999, and 40% of the revenues received for other services, rendered pursuant to contracts entered into between July 1, 1999 and June 30, 2002, up to a maximum amount of $25,000,000. The Company will pay the contingent consideration within 30 days after completion of the annual audit for each of the fiscal years ending December 31, 1999, December 31, 2000, December 31, 2001 and December 31, 2002. No contingent consideration was earned under this agreement for the period ended December 31, 1999.

         During 1999, and prior to Luminant's acquisition of the Acquired Businesses, Align acquired three Internet consulting businesses, all of which were accounted for as purchase business combinations. The three businesses were Synapse Group, Inc., Fifth Gear Media Corporation and inmedia, inc. The aggregate consideration paid for these three acquisitions consisted of 853,204 shares of Align's common stock and 46,448 options with an estimated fair value of $15,040,455. All share amounts and option amounts have been adjusted for the conversion of Align common stock into Luminant common stock. The preliminary allocation of the purchase price is set forth below:

                                                                       AMOUNT

         Consideration paid                                        $ 15,040,455
         Liabilities assumed                                          2,103,758
         Less: estimated fair value of tangible assets               (1,278,298)
                                                                     -----------
         Goodwill                                                   $15,865,915
                                                                     ===========

     Goodwill is amortized over three years based on an analysis of the characteristics of the combined company. The amount of amortization expense recorded for the period ended December 31, 1999 was $31,684,000.

UNAUDITED PRO FORMA INFORMATION

     Unaudited pro forma combined results of operations for the years ended December 31, 1998 and 1999 as though the companies had combined at the beginning of the period were:


                                                                                PRO FORMA
                                                                         YEAR ENDED DECEMBER 31,
                                                                       1998                   1999
                                                                       ----                   ----

                                                               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE
                                                               DATA)
          Revenues                                                     $ 54,846              $ 97,986

          Loss before provision for income taxes                      $(118,502)            $(120,367)

          Net loss                                                    $(118,502)            $(120,367)

          Net loss per share                                           $  (4.96)              $ (5.01)

          Weighted average shares outstanding                            23,902                24,015



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using a straight-line method over the estimated useful lives of the assets. The costs and related accumulated depreciation of property and equipment sold, retired, or disposed of are removed from the accounts and any gains or losses are reflected in the statements of operations. Expenditures for major acquisitions and improvements are capitalized while expenditures for maintenance and repairs are expensed as incurred.

GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired. Goodwill is amortized on a straight-line basis over three years. Amortization expense totaled $50,000, $50,000, and $31,684,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

INCOME TAXES

     Income taxes are accounted for using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefit that, based on available evidence, is not expected to be realized. Due to the uncertainty of the ability of the Company to generate future taxable income, the tax benefit of the Company's loss has been fully reserved.

REVENUE RECOGNITION

     Revenues are recognized for time and materials-based arrangements as services are performed and for fixed fee arrangements using the percentage-of-completion method. Under this approach, revenues and gross profit are recognized as the work is performed, based on the ratio of costs incurred to total estimated costs at completion. Unbilled revenues on contracts are comprised of labor costs incurred, plus earnings on certain contracts that have not been billed. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

COST OF SERVICES

     Cost of services is comprised primarily of salaries, employee benefits, and incentive compensation of billable employees.

RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to make their presentation consistent with the current year.

CONSOLIDATION

        The accompanying financial statements and related notes to consolidated financial statements include the accounts of Align Solutions Corp. for all periods prior to the acquisition of the Acquired Businesses and the accounts of the Acquired Businesses and Luminant from the acquisition date. All significant intercompany balances and transactions have been eliminated.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows either adoption of a fair value based method of accounting for stock-based compensation or continuation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to account for stock-based compensation using the intrinsic value based method prescribed in APB 25 and provide the pro forma disclosure provision of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock over the exercise price at the date of the grant.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments approximate fair value due to their relative short maturity and/or their variable interest rates.

ACCOUNTING FOR LONG-LIVED ASSETS

     The Company continually evaluates whether events and circumstances indicate the remaining estimated useful life of long-lived assets, including goodwill or goodwill associated with such assets may warrant revisions or that the remaining balance may not be recoverable. To make this evaluation, management compares the estimated future undiscounted cash flows associated with the asset to the asset's carrying value.

SEGMENT REPORTING

     Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. During

1999, the Company operated as one segment and all operations and long-lived assets were in the United States.

4. SIGNIFICANT CUSTOMERS:

     During the year ended December 31, 1999, sales to the Company's two largest customers accounted for 9.3% and 6.3% of revenues. During the year ended December 31, 1998, sales to the Company's two largest customers accounted for 21% and 19% of revenues. During the year ended December 31, 1997, sales to the Company's two largest customers accounted for 14% and 12% of revenues.

     As of December 31, 1999, accounts receivable from two customers accounted for 5.0% and 3.7% of accounts receivable.

5. PROPERTY AND EQUIPMENT:

     Property and equipment is comprised of the following as of December 31, 1998 and 1999:


                                               USEFUL LIFE            1998             1999
         Computer equipment                       2 - 4               $781,505       $4,314,584
         Furniture & fixtures                     5 - 7                140,781          924,762
         Leasehold improvements                   3 - 4                 63,497          839,017
         Computer software                        1 - 7                     --          796,429
         Automobiles                              3 - 5                     --          118,902
         Construction-in-progress                   --                  75,278          527,290
                                                                    ----------      -----------
                                                                     1,061,061        7,520,984
         Less - Accumulated depreciation and
              amortization                                            (284,876)      (1,328,425)
                                                                    ----------      -----------
         Property & equipment, net                                    $776,185       $6,192,559
                                                                    ==========      ===========


     Depreciation and amortization expense was $79,184, $222,588 and $1,050,873 for the years ended December 31, 1997, 1998, and 1999, respectively. The Company had $527,000 of computer equipment under capital lease included in property and equipment at December 31, 1999. Accumulated amortization of the capitalized leased computer equipment was $210,000 at December 31, 1999 and amortization expense for the year was $42,000.

6. ACCRUED LIABILITIES:

Accrued liabilities is comprised of the following as of December 31, 1998 and 1999:


                                                                                1998               1999
         Bonus, commissions & other employee compensation                    $  667,870        $ 4,744,958
         Withholding, payroll and operating taxes payable                         7,150          2,528,623
         Expenses related to warrants issued to a customer                           --          1,363,866
         Other accrued liabilities                                               38,822          2,529,212
                                                                              ---------       ------------
         Total accrued liabilities                                            $ 713,842       $ 11,166,659
                                                                              =========       ============


7. DEBT:

NOTES PAYABLE

     As a result of acquisitions, the Company assumed current and long-term debt of $5.7 million and $3.7 million, respectively. Of those amounts, $1.4 million current debt and $2.6 million long-term debt were repaid from proceeds of the IPO or from operations as the debt matured.

     The Company has obtained a commitment from a bank for a line of credit with maximum borrowings of $15 million on December 21, 1999. Availability under the facility will be based on levels of qualifying accounts receivable. The initial term of the agreement will be for three years, renewable on an annual basis thereafter. The line of credit will be secured by receivables and certain assets of the Company. The new line of credit will provide for interest at the prime rate (8.5% at December 31, 1999). The line of credit agreement will include covenants that that will require the Company to maintain certain minimum levels of earnings before income taxes, depreciation and amortization (EBITDA), tangible net worth and liquidity ratios. If the Company proceeds with this line, it plans to use the proceeds to pay existing debt and for working capital.

     The weighted average interest rate on short-term obligations at December 31, 1999 was 9.52%. Certain notes payable contain restrictive covenants, the most restrictive of which requires the Company to maintain certain levels of eligible receivables as well as financial ratios related to total debt, tangible net worth, and working capital, among other restrictions. At December 31, 1999, the Company was in compliance with, or had obtained waivers for, all debt covenants.

Notes Payable is comprised of the following at the end of each year:


                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                        1998             1999
                                                                                        ----             ----
Line of Credit payable to a bank bearing interest at prime plus 1.25% (9.75% at
     December 31, 1999) with interest payable monthly and maturing March 15,
     2000; secured by certain accounts receivable
     and certain other assets of the Company.                                       $      --         $1,034,066

Lineof Credit payable to a bank bearing interest at prime plus 1% (9.5% at
    December 31, 1999), with interest payable monthly and maturing July 2000;
    secured by certain accounts receivable and the personal
    guarantees of certain former owners of Acquired Businesses, now                   325,000          1,750,000
    stockholders.

Line of Credit payable to a bank bearing interest at prime plus .5%
     (9.0% at December 31, 1999), maturing May 2000 secured by
     certain furniture and fixtures owned by the Company.                                  --            320,000

Notespayable to two related party bearing interest at 9.25% and prime plus 1%
     (9.5% at December 31, 1999) with open-ended
     maturities.                                                                           --          2,872,645

Equipment purchase note payable in installments of $5,182; maturing July 2000,
     secured by certain equipment and furniture owned by the Company.                      --             36,265
                                                                                    ---------        -----------
Notes Payable                                                                       $ 325,000        $ 6,012,976
                                                                                    =========        ============


LONG-TERM DEBT

Long-term debt is comprised of the following as of December 31, 1998 and 1999:


                                                                                              DECEMBER 31,
                                                                                         -----------------------
                                                                                         1998               1999
                                                                                         ----               ----
Note payable to former officer, with monthly payments of principal and interest of $13,889, maturing July 2005, at present value assuming
     a 5.26% discount rate.                                                        $       --        $   804,845

Note payable to a bank bearing interest at prime plus 1% (9.5% at December 31,
     1999), payable in monthly installments of principal and interest of $7,557, maturing October 2001; secured by accounts receivable, equipment, and the personal guarantees of certain
     stockholders.                                                                    217,982            136,523

Note payable bearing interest at 10.05%, payable in monthly installments of principal & interest of $1,138 with a balloon payment of
     $40,007, maturing December 2001.                                                      --             56,453

Note payable bearing interest at 8.80%, payable in monthly installments of principal & interest of $1,227 with a balloon payment of
     $34,322, maturing January 2002.                                                       --             55,495

Note payable to a bank bearing interest at prime plus 1.25% (9.75% at December
     31, 1999) payable in monthly installments of principal and interest of
     $2,085, maturing December 2003; secured by personal guarantee of former
     majority owner of one of Align's acquisitions.                                        --             93,006

Term loan bearing interest at 8.35%, payable in 48 equal monthly installments commencing January 30,2000, secured by certain defined
     assets and construction.                                                              --            559,366

Equipment purchase notes payable, effective interest rate of 8.57%, payable in monthly installments of ranging from $175 to $2,300, maturing March 1999 through December 2002, secured by certain
     equipment.                                                                         8,679            321,790
                                                                                     --------            -------
                                                                                      226,661          2,027,478

Less - Current portion                                                                (70,870)          (496,938)
                                                                                     --------            -------
Long-term debt                                                                       $155,791         $1,530,540
                                                                                     ========         ===========


     Maturities of long-term debt are as follows:


                 YEAR ENDING DECEMBER 31,
                 ------------------------
                        2000                                            $496,938
                        2001                                             545,583
                        2002                                             320,648
                        2003                                             248,034
                        2004                                             256,069
                        Thereafter                                       160,206
                                                                         -------
                 Total maturities                                     $2,027,478
                                                                      ==========

8. INCOME TAXES

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

EFFECTIVE TAX RATE

     The differences, expressed as a percentage of income before taxes and extraordinary items, between the statutory federal income tax rate and effective income tax rate for the year ended December 31, 1999 are as follows:

              Statutory tax rate                                        (35.0) %
              Nondeductible intangible amortization                      20.9  %
              Nondeductible equity-related compensation                   8.5  %
              Unrecognized current year benefit                           3.8  %
              Pre-acquisition loss of accounting acquirer                 1.7  %
              Other                                                       0.1  %
                                                                       ----------
              Effective tax rate                                          0.0  %
                                                                       ==========

DEFERRED TAX ASSETS

Significant components of deferred income taxes at December 31, 1999, were as follows:


                 DEFERRED TAX ASSETS
                 -------------------
                 Net operating loss carryforwards                                 $5,992,000
                 Warrants and compensatory options                                   732,000
                 Allowance for doubtful accounts                                     628,000
                 Book amortization in excess of tax                                   46,000
                 Other accrued expenses                                            1,065,000
                                                                                   ---------
                          Total deferred tax assets                                8,463,000

                 DEFERRED TAX LIABILITIES
                 ------------------------

                 Other deferred tax liabilities                                     (170,000)
                 Net deferred tax assets                                           8,293,000
                 Valuation allowance                                              (8,293,000)
                                                                                 -----------
                 Deferred tax assets, net of valuation allowance                    $      0
                                                                                 ===========

Net operating loss carryforwards will expire as follows:


                                                          AMOUNT
                                                        ----------
                   2012                                $  877,000
                   2018                                 1,564,000
                   2019                                 3,551,000
                                                       ----------
          Total net operating loss carryforwards       $5,992,000
                                                       ==========

9. COMMITMENTS AND CONTINGENCIES:

The Company leases office space in the following cities under operating lease agreements:

-    Dallas, TX           -    New York, NY       -   San Francisco, CA
-    Houston, TX          -    Atlanta, GA        -   Seattle, WA
-    Omaha, NE            -    Herndon, VA        -   Poughkeepsie, NY
-    Larchmont, NY        -    Durham, NC         -   Doylestown, PA

Future minimum annual lease payments under capital and operating leases are as follows:


            Year ending December 31,             CAPITAL            OPERATING
                                                 LEASES             LEASES
                                                 ---------          -----------
            2000                                 $ 205,923          $ 2,500,040
            2001                                   104,961            2,134,578
            2002                                    38,835            1,761,492
            2003                                        --            1,487,350
            2004                                        --            4,449,826
           Thereafter                                   --              921,463
                                                 ---------          -----------
         Total Future minimum lease                349,719          $13,254,749
           payments                                                 ===========

         Less: Amounts representing                 27,929
           interest                              ---------

         Net minimum lease payments              $ 321,790
                                                 =========


     Rent expense for the years ended December 31, 1997, 1998, and 1999 under these agreements was $42,130, $107,194, and $788,837 respectively.

     As a result of amendments to the acquisition agreements prior to the IPO, it is possible that the former owners of the Acquired Businesses may assert that the offering of shares to them should have been integrated in the public offering. If they were successful, they could demand a return of the Acquired Businesses or make monetary claims totaling $298,800,000. The former owners of the Acquired Businesses have agreed to release and not pursue any such claims and to recontribute to the Company any proceeds from such claims. However, the Company believes that the offer and sale of common stock to the former owners of the Acquired Businesses qualifies for a private placement exemption and should not be integrated with the IPO and intends to vigorously defend any rescission or other claim by the former owners of the Acquired Businesses.

     In the ordinary course of business, the Company may be subject to legal actions and claims. Certain of these claims may or may not be indemnified by the previous stockholders of the Acquired Businesses. There is an employment claim at one of the Acquired Businesses that existed at the date of acquisition, for which the Company has indemnification from the previous owners. Management does not believe that any of these legal actions or claims will have a material adverse effect on the financial position or results of operations of the Company.

10. STOCKHOLDERS' EQUITY:

STOCK OPTIONS AND WARRANTS:

     On September 15, 1999, Luminant adopted the 1999 Long-Term Incentive Plan (the "Plan"), to provide options to employees and outside directors of Luminant and Luminant's subsidiaries to purchase shares of Luminant's common stock. Options granted under the Plan may be incentive stock options or nonqualified stock options. The compensation committee of the board of directors administrates the Plan.

     Each director who is not an employee of Luminant received a formula stock option on the effective date of the IPO with respect to 9,000 shares of common stock as will each non-employee director later appointed or elected to the board of directors. Each such non-employee director serving on the board of directors at each annual meeting of the Company's stockholders will receive a formula option as of that meeting with respect to 6,000 shares of common stock. The exercise price for the formula options will be the fair market value on the date of grant. The board of directors or the administrator may also make discretionary option grants to outside directors.

     The aggregate number of shares of common stock that may be issued under options may not exceed 30% of the common stock outstanding.

     Prior to the reorganization of its equity created by Luminant's acquisition of the Acquired Businesses, Align had its own stock option plan (the "Align Plan"). All options under the Align Plan were converted to 1,668,381 options under the Plan on September 15, 1999. The converted options maintained the same terms and exercise prices were adjusted based on the conversion of Align's common stock into Luminant's common stock.

     The Company also issued 534,130 replacement options under the Plan to option holders of certain Acquired Businesses. The replacement options maintained the terms of the replaced options and exercise prices were converted to maintain the same economic position of the replaced option holder immediately prior to the acquisition. The value of these replacement options has been included in the consideration paid for the Acquired Businesses.

     On September 15, 1999, Luminant granted options to purchase 1,800,000 shares of common stock at $18.00 per share to Young & Rubicam outside of the Plan. As Young & Rubicam is the former owner of one of the Acquired Businesses, the value of these options has been recorded as part of the purchase price.

      The exercise price of options qualifying as incentive stock options under
Section 422 of the Internal Revenue Code may not be less than the fair market value of the common stock on the grant date. Stock options granted under the Plan are not transferable and generally expire ten years after the date of grant. Upon certain events, in which an unrelated party acquires all of the outstanding shares of Company's common stock, the optionee's schedule shall be accelerated to provide that optionee with immediate exercisability of the unexercisable options granted. All options granted become exercisable over a five-year period of continued employment.

     Options outstanding at December 31, 1997, 1998, and 1999, and granted, exercised and canceled during those years were as follows:


                                                                                                 WEIGHTED
                                                                               NUMBER OF         AVERAGE
                                                                                 SHARES       EXERCISE PRICE
                                                                              -----------     --------------
       OPTIONS OUTSTANDING AT DECEMBER 31, 1997                                   535,517        $    .23

       Granted                                                                    344,024            1.36
       Exercised                                                                       --              --
       Canceled                                                                   (46,476)           (.29)
                                                                              -----------     --------------

       OPTIONS OUTSTANDING AT DECEMBER 31, 1998                                   833,065             .70

       Granted prior to the acquisition of the Acquired Businesses                840,644            3.03
       Granted to former option holders of other Acquired Businesses              534,129           15.43
       Granted subsequent to the acquisition of the Acquired Businesses         3,299,492           30.50
       Exercised                                                                 (353,201)          (1.19)
       Canceled                                                                  (152,300)         (17.21)
                                                                              -----------     --------------
       OPTIONS OUTSTANDING AT DECEMBER 31, 1999                                 5,001,829        $  12.56
                                                                              ===========     ==============


Following is summary information about stock options outstanding at December 31, 1999:


                                                OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                              -----------------------------------------------------       -------------------------------
                                                      WEIGHTED
                                                       AVERAGE          WEIGHTED
     RANGE OF                   NUMBER                REMAINING          AVERAGE           NUMBER
  EXERCISE PRICES             OF SHARES             CONTRACT LIFE    EXERCISE PRICE       OF SHARES        EXERCISE PRICE
  ---------------             ---------             -------------    --------------       ---------        --------------
  $0.01 to $0.91                642,295                 7.70            $   0.26            539,490           $   0.29
  $1.19 to $8.61              1,170,932                 8.87            $   2.59            549,788           $   2.57
      $18.00                  2,951,173                 9.71            $  18.00            543,802           $  18.00
      $30.50                    237,429                 9.92            $  30.50                 --           $   0.00


   Pro forma information regarding net income has been determined as if the Company has accounted for its stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: an exercisable event occurring in five years; risk free interest rates ranging from 4.38% to 6.50%; a dividend yield of 0%; a volatility factor of 70%; a weighted average expected life of five years; and an average Black-Scholes fair value at the date of the grant of $11.86 per option.

   Had compensation cost for the Company's stock option plan been determined at fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss would have been as follows:


                                                    1997               1998                1999
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss - as reported                           $   (174)         $      (76)        $   (45,137)
Net loss per share - as reported                 $  (0.05)         $    (0.02)        $     (4.54)

Net loss- pro forma                              $   (177)         $      (90)        $   (49,223)
Net loss per share - pro forma                   $  (0.05)         $    (0.03)        $     (5.54)


UNITED AIR LINES WARRANTS:

   The Company has entered into an agreement with United Air Lines, Inc. ("United") under which it has agreed to provide electronic commerce strategy, business planning and design services to United until June 30, 2004, but United has no obligation to purchase any services from the Company. Under this agreement, the Company has issued to United a warrant to purchase up to 300,000 shares of common stock at an exercise price of $18.00 per share. Under the warrant, United has the immediate right to purchase 50,000 shares of common stock. Over the five-year term of the agreement, United will have the right to purchase 5,000 shares of the remaining shares under the warrant for every $1 million of revenues the Company receives from United up to $50,000,000 of revenue. Selling, general & administrative expenses include a charge of $1,363,866 related to the fair market value of shares underlying the vested portion of the warrant.

EARNINGS PER SHARE:

   For periods prior to 1999, the weighted average shares outstanding for Align were adjusted for the conversion of Align common stock into Luminant common stock. For 1999, the weighted average shares outstanding represents:

(i) the Align weighted average shares outstanding adjusted for the conversion of Align common stock into Luminant common stock,

(ii)   the shares issued to acquire the seven Acquired Businesses,

(iii)  the shares outstanding at Luminant, and

(iv)   shares issued in the IPO.

   Securities that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

11. RELATED-PARTY TRANSACTIONS:

   The Company uses a third party to administer the Company's payroll and related benefits. The Company also provides consulting services to its payroll and benefits provider. The Company provided services of $3,276,618 and $1,908,278 to this entity during the years ended December 31, 1999 and 1998, respectively. The Company bills and collects its normal rates for these services.

   The Company has an outstanding receivable balance of $718,822 at December 31, 1999, from its payroll and benefits provider for services provided.

   Luminant retained the law firm of Wilmer, Cutler & Pickering, Washington D.C. in 1999 in connection with its IPO and acquisition of the eight companies. Wilmer, Cutler & Pickering continues to serve as Luminant's outside legal counsel. George P. Stamas, a director of Luminant, was a partner with Wilmer, Cutler & Pickering until December 1999 and remains a consultant to the firm. The Company paid legal fees of $2,596,863 to this firm for the year ended December 31, 1999.

         The Company conducted business transactions with the former owner of one of the Acquired Businesses (the "Former Owner") prior to and after the acquisition. Subsequent to the acquisition, the Company performed services on joint projects with the Former Owner. For the period ended December 31, 1999, $1,642,638 of revenue was recognized related to these joint projects. In addition, for the period ended December 31, 1999, the Company recognized $1,255,000 of revenue for services performed directly for the Former Owner. The Former Owner provides certain accounting and general services as well as providing office space to the Company under a transition services agreement. For the period ended December 31, 1999, $1,016,162 was recorded as selling, general and administrative expense under this arrangement. The majority of cash collections subsequent to the acquisition was received by the Former Owner under the transition services agreement and is to be disbursed to the Company. As of December 31, 1999, $2,490,762 was recorded as a receivable from the Former Owner.

12. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS-UNAUDITED:

     Quarterly results for the years ended December 31, 1998 and 1999 are as follows: (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              1998
                                                         ---------------------------------------------
                                                           Mar. 31,    Jun. 30,    Sept. 30,  Dec. 31,
               DESCRIPTION                                   1998        1998        1998        1998
                                                          ----------   --------    ---------  ---------
Revenue                                                   $  1,299    $  1,698    $  2,899    $  3,330
Cost of services                                               728       1,006       1,289       1,925
                                                          ----------   --------    ---------  ---------
Gross margin                                                   571         692       1,610       1,405

Operating expenses:
     Selling, general & administrative                         710       1,034       1,132       1,351
     Equity-related compensation                                --          --          --          --
     Intangibles amortization                                   13          12          13          12
                                                          ----------   --------    ---------  ---------
          Total operating expenses                             723       1,046       1,145       1,363

Loss from operations                                          (152)       (354)        465          42
Interest income (expense), net                                 (13)        (16)        (12)         (9)
Other income (expense), net                                     --          --         (82)         55
                                                          ----------   --------    ---------  ---------
Loss before provision for income taxes                        (165)       (370)        371          88
Provision for income taxes                                      --          --          --          --
                                                          ----------   --------    ---------  ---------
Net loss                                                      (165)       (370)        371          88
                                                          ==========   ========    =========  =========
Net loss per share, basic & diluted                       $  (0.03)   $  (0.07)   $   0.08    $   0.02
                                                          ==========   ========    =========  =========
Weighted average shares outstanding, basic & diluted         4,985       5,327       4,646       5,585
                                                          ==========   ========    =========  =========

                                                                             1999
                                                         --------------------------------------------
                                                           Mar. 31,   Jun. 30,   Sept. 30,    Dec. 31,
             DESCRIPTION                                    1999        1999       1999        1999
                                                         ----------   --------   ---------   ---------
Revenue                                                  $  4,341     $ 6,453    $11,219     $ 30,103
Cost of services                                            2,226       3,876      6,732       15,980
                                                         ----------   --------   ---------   ---------
Gross margin                                                2,115       2,577      4,487       14,123

Operating expenses:
     Selling, general & administrative                      2,185       3,331      4,537       12,218
     Equity-related compensation                            3,248          98     12,307          221
     Intangibles amortization                                  --          --      4,079       26,239
                                                         ----------   --------   ---------   ---------
          Total operating expenses                          5,433       3,429     20,923       38,678

Loss from operations                                       (3,318)       (852)   (16,436)     (24,555)

Interest income (expense), net                                (13)        (12)       (24)          96
Other income (expense), net                                    --          --        (14)          (9)
                                                         ----------   --------   ---------   ---------
Loss before provision for income taxes                     (3,331)       (864)   (16,474)     (24,468)
Provision for income taxes                                     --          --         --           --
                                                         ----------   --------   ---------   ---------
Net loss                                                   (3,331)       (864)   (16,474)     (24,468)
                                                         ==========   ========   =========   =========
Net loss per share, basic & diluted                      $  (0.56)   $  (0.13)  $  (2.12)    $  (1.00)
                                                         ==========   ========   =========   =========
Weighted average shares outstanding, basic & diluted        5,970       6,558      7,784       24,351
                                                         ==========   ========   =========   =========

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Luminant Worldwide Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 24, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP


Dallas, Texas,
February 24, 2000

                       LUMINANT WORLDWIDE CORPORATION (a)
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                              ADDITIONS
                                                  BALANCE AT    ADDITIONS      CHARGED TO
                                                 BEGINNING OF   CHARGED TO   OTHER ACCOUNTS                  BALANCE AT
                                                    PERIOD       EXPENSE         (b)           DEDUCTIONS   END OF PERIOD
                                                 ------------ ------------  ---------------   ------------  -------------
DECEMBER 31, 1999
    Allowance for doubtful accounts              $  115,068   $  569,911     $  924,021        $     --     $1,609,000
    Tax Valuation Allowance                              --    5,877,000             --              --      5,877,000
                                                 ------------ ------------  ---------------   ------------  -------------
                 Total reserves and allowances      115,068    6,446,911        924,021            --        7,486,000
                                                 ============ ============  ===============   ============  =============
DECEMBER 31, 1998
    Allowance for doubtful accounts                  71,229       43,839             --              --        115,068
    Tax Valuation Allowance                              --           --             --              --          --
                                                 ------------ ------------  ---------------   ------------  -------------
                 Total reserves and allowances       71,229       43,839             --              --        115,068
                                                 ============ ============  ===============   ============  =============
DECEMBER 31, 1997
    Allowance for doubtful accounts                      --       71,229             --              --         71,229
    Tax Valuation Allowance                              --           --             --              --             --
                                                 ------------ ------------  ---------------   ------------  -------------
                 Total reserves and allowances    $      --   $   71,229      $      --        $     --      $  71,229
                                                 ============ ============  ===============   ============  =============

    (a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.
    (b) Allowance for doubtful accounts from Acquired Businesses

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required in Item 10 will be contained in Luminant's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Annual Report on Form 10-K is filed and is incorporated herein by reference. The information set forth in "Item 4a. Executive Officers of the Registrant" is also incorporated by reference into this Item 10.

ITEM 11 EXECUTIVE COMPENSATION

   The information required in Item 11 will be contained in Luminant's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Annual Report on Form 10-K is filed and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required in Item 12 will be contained in Luminant's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Annual Report on Form 10-K is filed and is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required in Item 13 will be contained in Luminant's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Annual Report on Form 10-K is filed and is incorporated herein by reference.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Form 10-K:

        (1)  Financial Statements

             See Index to Consolidated Financial Statements at page 31

        (2)  Financial Statement Schedules

             See Index to Consolidated Financial Statements at page 31

        (3) Financial Statement Schedules not included in this report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (4)  Exhibits

             See Index to Exhibits

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended
December 31, 1999.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER  DESCRIPTION
------- -----------
3.1 Amended and Restated Certificate of Incorporation of Luminant Worldwide Corporation (incorporated by reference from Exhibit 3.6 to Amendment
        No. 6 to Luminant's Registration Statement on Form S-1 filed
        September 7, 1999 (File No. 333-80161).
3.2 Amended and Restated By-Laws of Luminant Worldwide Corporation (incorporated by reference from Exhibit 3.8 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999 (File No. 333-80161).
4.1     Form of Common Stock Certificate (incorporated by reference from
        Exhibit 4.1 to Amendment No. 2 to Luminant's Registration Statement on Form S-1 filed August 6, 1999 (File No. 333-80161).
10.1 1999 Long-Term Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to Amendment No. 2 to Luminant's Registration Statement on Form S-1 filed August 6, 1999 (File No. 333-80161).
10.2 Employment Agreement of Guillermo G. Marmol, as amended (incorporated by reference from Exhibit 10.7 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999, and Exhibit
        10.29 to Amendment No. 7 to Luminant's Registration Statement on
        Form S-1 filed September 14, 1999 (File No. 333-80161).
10.3 Form of Transition Services Agreement by and among Clarant Worldwide Corporation and Young & Rubicam Inc., as amended (incorporated by reference from Exhibit 10.3 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999 (File
        No. 333-80161).
10.4 Agreement and Plan of Reorganization by and among Clarant, Inc., Align Solutions Acquisition Corp., Align Solutions Corp. and the Stockholders named therein, dated as of June 2, 1999, as amended (incorporated by reference from Exhibit 10.4 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999, and Exhibit
        10.19 to Amendment No. 7 to Luminant's Registration Statement on Form S-1 filed September 14, 1999 (File No. 333-80161).
10.5 Agreement and Plan of Reorganization by and among Clarant, Inc., Free Range Media Acquisition Corp., Free Range Media, Inc., John C. Dimmer, John B. Dimmer and Andrew L. Fry, dated as of June 2, 1999, as amended (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999, and
        Exhibit 10.20 to Amendment No. 7 to Luminant's Registration Statement on Form S-1 filed September 14, 1999 (File No. 333-80161).
10.6 Agreement and Plan of Reorganization by and among Clarant, Inc., Icon Acquisition Corp., Integrated Consulting, Inc. (d/b/a i.con interactive), Calvin W. Carter, Elliot W.

        Hawkes and David Todd McGee, dated as of June 2, 1999, as amended (incorporated by reference from Exhibit 10.6 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999, and
        Exhibit 10.21 to Amendment No. 7 to Luminant's Registration Statement on Form S-1 filed September 14, 1999 (File No. 333-80161).
10.7 Agreement and Plan of Reorganization by and among Clarant, Inc. InterActive8 Acquisition Corp., InterActive8, Inc. and the Stockholders named therein, dated as of June 1, 1999, as amended (incorporated by reference from Exhibit 10.7 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999, and Exhibit
        10.22 to Amendment No. 7 to Luminant's Registration Statement on
        Form S-1 filed September 14, 1999 (File No. 333-80161).
10.8 Agreement and Plan of Reorganization by and among Clarant, Inc., Multimedia Acquisition Corp., Multimedia Resources, LLC, Henry Heilbrunn, Lynn J. Branigan and Norman L. Dawley, dated as of June 2, 1999, as amended (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999, and Exhibit 10.23 to Amendment No. 7 to Luminant's Registration Statement on Form S-1 filed September 14, 1999 (File
        No. 333-80161).
10.9 Agreement and Plan of Reorganization by and among Clarant, Inc., Potomac Partners Acquisition LLC, Potomac Partners Management Consulting, LLC and the Members named therein, dated as of June 1, 1999, as amended (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999, and
        Exhibit 10.24 to Amendment No. 7 to Luminant's Registration Statement on Form S-1 filed September 14, 1999 (File No. 333-80161).
10.10 Agreement and Plan of Reorganization by and among Clarant, Inc., RSI I Acquisition Corp., RSI Group, Inc., Resource Solutions International, LLC, Charles Harrison, Carolyn Brown and Bruce Grant, dated as of
        June 1, 1999, as amended (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed September 14, 1999, and Exhibit 10.25 to Amendment No. 7 to Luminant's Registration Statement on Form S-1 filed September 14, 1999 (File No. 333-80161).
10.11 Contribution Agreement by and between Clarant Worldwide Corporation and Young & Rubicam Inc., dated as of June 7, 1999, as amended (incorporated by reference from Exhibit 10.11 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999, and Exhibit
        10.26 to Amendment No. 7 to Luminant's Registration Statement on Form S-1 filed September 14, 1999 (File No. 333-80161).
10.12 Credit Agreement by and between Integrated Interactive, Inc. and Commonwealth Principals II, LLC, dated as of September 2, 1998 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999 (File No. 333-80161).
10.13 Registration Rights Agreement by and among Luminant Worldwide Corporation, Commonwealth Principals II, LLC and Guillermo G. Marmol (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999 (File No. 333-80161).
10.14 Management Services Agreement by and between Webone, Inc. and Commonwealth Principals II, LLC, dated as of September 2, 1998 (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed September 14, 1999 (File No. 333-80161).
10.15   Employment Agreement of Derek Reisfield (incorporated by reference from
        Exhibit 10.16 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999 (File No. 333-80161).
10.16 Luminant Worldwide Corporation Senior Bonus Plan, as amended (incorporated by reference from Exhibit 10.17 to Amendment No. 2 to Luminant's Registration Statement on Form S-1 filed August 6, 1999 (File No. 333-80161).

10.17 Employment Agreement of Thomas G. Bevivino (incorporated by reference from Exhibit 10.18 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999 (File No. 333-80161).
10.18 Agreement by and among Commonwealth Principals II, LLC, Integrated Interactive, Inc., Chris Meshginpoosh and Tom Bevivino, dated as of March 8, 1999 (incorporated by reference from Exhibit 10.19 to Amendment No. 1 to Luminant's Registration Statement on Form S-1 filed July 26, 1999 (File No. 333-80161).
10.19 Form of Release Agreement (incorporated by reference from Exhibit 10.27 to Amendment No. 6 to Luminant's Registration Statement on Form S-1 filed September 7, 1999 (File No. 333-80161)
10.20   Form of Recontribution Agreement (incorporated by reference from Exhibit
        10.28 to Amendment No. 6 to Luminant's Registration Statement on Form S-1 filed September 7, 1999 (File No. 333-80161)
10.21 Form of Common Stock Purchase Warrant issued to United Air Lines, Inc. (incorporated by reference from Exhibit 10.30 to Amendment No. 7 to Luminant's Registration Statement on Form S-1 filed September 14, 1999 (File No. 333-80161)
10.22 Form of Registration Rights Agreement by and between Luminant Worldwide Corporation and United Air Lines, Inc. (incorporated by reference from
        Exhibit 10.31 to Amendment No. 7 to Luminant's Registration Statement on Form S-1 filed September 14, 1999 (File No. 333-80161)
10.23   Employment Agreement of K. David Quackenbush
10.24   Employment Agreement of Morris Markel
10.25   Employment Agreement of Lynn Branigan
10.26   Employment Agreement of Michael Smith
10.27   Employment Agreement of Henry Heilbrunn
10.28   Employment Agreement of Scott Williamson
21.1    Subsidiaries of the Registrant
23.1    Consent of Arthur Andersen LLP
24.1    Power of Attorney (included on signature page to this Registration
        Statement)
27.1    Financial Data Schedule
27.2    Restated 1998 Financial Data Schedule
27.3    1997 Financial Data Schedule
27.4    1996 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LUMINANT WORLDWIDE CORPORATION

                                            By: /s/ GUILLERMO G. MARMOL
                                               --------------------------------
                                                Name:  Guillermo G. Marmol
                                                Title: Chief Executive Officer

Date:  March 17, 2000

                                POWER OF ATTORNEY

         Each person whose signature appears below hereby authorizes and constitutes Guillermo G. Marmol and Thomas G. Bevivino, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he or she hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                                           Date
/s/ MICHAEL H. JORDAN
-------------------------              Chairman of the Board                       March 17, 2000
Michael H. Jordan


/s/ GUILLERMO G. MARMOL                Chief Executive Officer and                 March 17, 2000
-------------------------              Director (Principal Executive
Guillermo G. Marmol                    Officer)

/s/ THOMAS G. BEVIVINO                 Chief Financial Officer (Principal          March 17, 2000
-------------------------              Financial Officer and Accounting
Thomas G. Bevivino                     Officer)


/s/ RANDOLPH L. AUSTIN                 Director                                    March 17, 2000
-------------------------
Randolph L. Austin



/s/ JAMES R. COREY                     Director                                    March 17, 2000
-------------------------
James R. Corey

/s/ MICHAEL J. DOLAN
-------------------------              Director                                    March 17, 2000
Michael J. Dolan

/s/ DONALD S. PERKINS                  Director                                    March 17, 2000
-------------------------
Donald S. Perkins

                                       Director                                    March ___, 2000
-------------------------
George P. Stamas

/s/ RICHARD M. SCRUGGS                 Director                                    March 17, 2000
-------------------------
Richard M. Scruggs
