Form 10-Q
period 2000-03-31
LUMINANT WORLDWIDE CORP
filed 2000-05-15
CIK 1087322

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For quarterly period ended March 31,2000 Commission File Number 000-26977


                         LUMINANT WORLDWIDE CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          752783690
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                      Identification Number)



              13737 NOEL ROAD, SUITE 1400, DALLAS, TEXAS 75240-7367 (Address of principal executive offices and zip code)

                                 (972) 581-7000
              (Registrant's telephone number, including area code)


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

     Number of shares of common stock (including non-voting common stock) outstanding at May 1, 2000: 26,386,888


--------------------------------------------------------------------------------

                             TABLE OF CONTENTS


                                                                                     PAGE NO.
                                                                                     --------
      PART I  - FINANCIAL INFORMATION

        Item 1.  Financial Statements
           Organization and Basis of Presentation                                       2

           Pro Forma Combined Statements of Operations:

            Actual and Pro Forma Combined Statements of Operations for the three
             months ended March 31, 2000 and 1999 (unaudited)                           4

           Historical Financial Statements:

            Consolidated Balance Sheets, March 31, 2000 and December 31, 1999
             (unaudited)                                                                5
            Consolidated Statements of Operations for the three months ended
             March 31, 2000 and 1999 (unaudited)                                        6
            Consolidated Statements of Cash Flows for the three months
             ended March 31, 2000 and 1999 (unaudited)                                  7
            Notes to Consolidated Financial Statements (unaudited)                      8

        Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                       10

        Item 3. Quantitative and Qualitative Disclosure About Market Risk              18

      PART II  - OTHER INFORMATION

        Item 1. Legal Proceedings  - None                                              19

        Item 2. Changes in Securities and Use of Proceeds                              19

        Item 6.  Exhibits and Reports on Form 8-K                                      20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO FORMA COMBINED FINANCIAL INFORMATION

ORGANIZATION AND BASIS OF PRESENTATION

     Luminant Worldwide Corporation, a Delaware corporation, was formed in August 1998 for the purpose of acquiring existing Internet and electronic commerce professional services businesses providing a wide range of interactive services throughout the United States. Prior to September 1999, Luminant did not conduct any material operations. On September 21, 1999, we closed our initial public offering of 4,665,000 shares of common stock and the direct sale of 835,000 shares of non-voting common stock to Young & Rubicam, at a price of $18.00 per share. On October 19, 1999, we issued 278,986 additional shares of common stock in connection with the exercise of the underwriters' over-allotment option, at a price of $18.00 per share.

     Simultaneously with our initial public offering and sale of shares to Young & Rubicam, we closed the acquisition of the following eight Internet and electronic commerce professional services businesses (we may refer to these eight businesses in this Quarterly Report on Form 10-Q as the "eight companies", the "eight businesses", or the "Acquired Businesses"):

     -   Align Solutions Corp.;

     - Brand Dialogue-New York, the New York branch of a division of Young & Rubicam, Inc.;

     -   Free Range Media, Inc.;

     -   Integrated Consulting, Inc. (d/b/a/ i.con interactive);


--------------------------------------------------------------------------------

     -   InterActive8, Inc.;

     -   Multimedia Resources, LLC;

     -  Potomac Partners Management Consulting, LLC; and

     -  RSI Group, Inc. and subsidiaries.

     For financial statement presentation purposes, (i) Align Solutions Corp., one of the Acquired Businesses, is presented as the acquirer of the other Acquired Businesses and Luminant, (ii) these acquisitions are accounted for in accordance with the purchase method of accounting, and (iii) the effective date of these acquisitions is September 21, 1999. As used in Item 1 of Part 1, the term "Company" means (1) Align prior to September 21, 1999 and (2) Align, the other Acquired Businesses and Luminant on that date and thereafter.

     The accompanying unaudited actual and pro forma combined statements of operations for the three months ended March 31, 2000 and 1999, respectively, assume that Luminant completed the following transactions on January 1 in each period presented and its:

     - issuance and sale in the IPO of 4,665,000 shares of its common stock (excluding shares it sold on the exercise of its underwriters' over-allotment option) at $18.00 per share;

     - issuance and sale of 835,000 shares of non-voting common stock to Young & Rubicam at $18.00 per share;

     - issuance of 1,676,039 shares in payment of contingent consideration issued under the terms of the acquisition agreements;

     - acquisition of the eight Acquired Businesses and its payment of the purchase prices for those businesses; and

The pro forma combined statement of operations for the three months ended March 31,1999 also reflects pro forma adjustments for:

     - amortization of goodwill resulting from the acquisitions of the Acquired Businesses;

     - reversal of the Acquired Businesses' income tax provision, as Luminant has not demonstrated that it will generate future taxable income;

     - a reduction in 1999 compensation expense of the Acquired Businesses, other than Align as the accounting acquirer, related to non-recurring, non-cash and equity-related compensation charges related to equity appreciation rights; and

     - adjustments to increase expenses related to budgeted compensation for additional corporate management, board of directors' expenses, other administrative expenses, and other additional expenses of being a public entity.

     The pro forma combined results of operations of the Acquired Businesses for the three months ended March 31,1999 do not represent combined results of operations presented in accordance with generally accepted accounting principles. They are only a summation of the revenues, cost of services and selling, general and administrative expenses of the individual Acquired Businesses on a pro forma basis. The pro forma combined results may not be comparable to, and may not be indicative of, Luminant's post-combination results of operations. The discussion of the pro forma combined results of operations should be read in conjunction with our financial statements and related "Notes to the Consolidated Financial Statements" appearing in "Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.

--------------------------------------------------------------------------------

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
             ACTUAL AND PRO FORMA COMBINED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts; Unaudited)

                                                                        THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                 --------------------------
                                                                 (ACTUAL)       (PRO FORMA)
                                                                 --------       -----------
                                                                   2000             1999
                                                                   ----             ----
         Revenues                                                 $ 33,605         $ 18,414
         Cost of services                                           17,855           10,885
                                                                  --------         --------
         Gross margins                                              15,750            7,529
         Selling, general and administrative expenses               13,970            7,753
         Equity-related & non-cash compensation expense                748            6,023
         Intangibles amortization                                   30,779           30,387
                                                                  --------         --------
         Loss from operations                                      (29,747)         (36,634)
         Interest income (expense), net                                101             (128)
         Other expense, net                                            ---              (17)
                                                                  --------         --------
         Loss before provision for income taxes                    (29,646)         (36,779)
         Provision for income taxes                                    ---              ---
                                                                  --------         --------
         Net loss                                                 $(29,646)        $(36,779)
                                                                  ========         ========
         Net loss per share:
              Basic & diluted                                     $  (1.19)        $  (1.54)
                                                                  ========         ========

              Weighted average shares outstanding                   24,963           23,934
                                                                  ========         ========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                OF THESE PRO FORMA COMBINED FINANCIAL STATEMENTS.


                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
         NOTES TO ACTUAL AND PRO FORMA COMBINED STATEMENTS OF OPERATIONS


   The following table summarizes the number of shares of common stock used in calculating pro forma net loss per share:

              SHARES USED IN COMPUTING PRO FORMA NET LOSS PER SHARE
                            (In thousands; Unaudited)

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                     ---------------------------
                                                                     (ACTUAL)        (PRO FORMA)
                                                                     --------        -----------
                                                                       2000              1999
                                                                       ----              ----

     Shares issued:
       To owners of the Acquired businesses                           16,602             16,602
       To initial stockholders and certain management personnel
           of Luminant                                                 1,832              1,832
       In the IPO together with Young & Rubicam's direct
           purchase of shares                                          5,500              5,500
       For contingent consideration                                      314                ---
       Under underwriters' over-allotment option                         279                ---
       For option exercises                                              436                ---
                                                                      ------             ------
              Total                                                   24,963             23,934
                                                                      ======             ======


     The computation of net loss and diluted net loss per share excludes Common Stock issuable upon exercise of certain employee stock options and upon exercise of certain outstanding warrants and other options, as their effect is anti-dilutive.


--------------------------------------------------------------------------------

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share amounts; Unaudited)

                                                                      MARCH 31,           DECEMBER 31,
                                                                        2000                 1999
                                                                     -----------          ------------
                                       ASSETS
     Current Assets:
         Cash and cash equivalents                                    $   9,436           $  30,508
         Accounts receivable, net of allowance of $2,034 and
            $1,609                                                       24,718              20,524
         Unbilled revenues                                                3,363               3,185
         Related party, employee and other receivables                    8,201               3,216
         Prepaid expenses and other assets                                  559               1,432
                                                                      ---------           ---------
              Total current assets                                       46,277              58,865
     Property and equipment, net                                         10,758               6,193
     Other assets:
         Goodwill and other intangibles, net of accumulated
            amortization of $62,571 and $31,792                         302,246             332,679
         Other assets                                                       461                 430
                                                                      ---------           ---------
              Total assets                                            $ 359,742           $ 398,167
                                                                      =========           =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable, including cash overdraft of $380
            in 1999                                                       2,811               9,447
         Contingent consideration                                           170              45,006
         Customer deposits                                                  821               2,415
         Accrued liabilities                                             10,691              11,167
         Notes payable                                                    5,135               6,013
         Current maturities of long-term debt                               735                 497
                                                                      ---------           ---------
              Total current liabilities                                  20,363              74,545
     Long-term liabilities:
         Long-term debt, net of current maturities                          917               1,531
                                                                      ---------           ---------
              Total liabilities                                          21,280              76,076
     Stockholders' equity:
         Common stock                                                       264                 246
         Additional paid-in capital                                     438,822             390,645
         Retained deficit                                              (100,624)            (68,800)
                                                                      ---------           ---------
              Total stockholders' equity                                338,462             322,091
                                                                      ---------           ---------
              Total liabilities and stockholders' equity              $ 359,742           $ 398,167
                                                                      =========           =========

                              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts; Unaudited)

                                                                        THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                    ----------------------
                                                                    2000              1999
                                                                    ----              ----
         Revenues                                                 $ 33,605         $  4,341
         Cost of services                                           17,855            2,226
                                                                  --------         --------
         Gross margins                                              15,750            2,115
         Selling, general and administrative expenses               13,970            1,788
         Equity-related & non-cash compensation expense                748            3,248
         Intangibles amortization                                   30,779              397
                                                                  --------         --------
         Loss from operations                                      (29,747)          (3,318)
         Interest expense, net                                         101              (13)
                                                                  --------         --------
         Loss before provision for income taxes                    (29,646)          (3,331)
         Provision for income taxes                                    ---              ---
                                                                  --------         --------
         Net loss                                                 $(29,646)        $ (3,331)
                                                                  ========         ========
         Net loss per share:
              Basic & diluted                                     $  (1.19)        $  (0.82)
                                                                  ========         ========

              Weighted average shares outstanding                   24,963            4,086
                                                                  ========         ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; Unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              ----------------------------
                                                                                2000                1999
                                                                                ----                ----
     Net loss                                                                 $(29,646)          $(3,331)
     Equity related and non-cash compensation expenses                             748             3,248
     Expenses related to warrants issued to a customer                              42               ---
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
          Depreciation and amortization                                         31,591               507
          Non-cash interest expense                                                 81               ---
          Loss on disposition of assets                                              1               ---
     Changes in assets and liabilities, excluding effects of acquisitions:
          Accounts receivable                                                   (4,194)              142
          Unbilled revenues                                                       (178)             (609)
          Related party and other receivables                                   (4,985)              ---
          Prepaid expenses and other current assets                                873                10
          Other non-current assets                                                 (31)             (125)
          Accounts payable                                                      (6,636)              333
          Customer deposits                                                     (1,594)              ---
          Accrued liabilities                                                     (588)             (409)
                                                                              --------            -------
              Net cash used in operating activities                            (14,516)             (234)

     CASH FLOWS FROM INVESTING ACTIVITIES
          Capital expenditures                                                  (5,379)              (174)
          Payments for acquisitions accounted for as purchases                    (176)               (35)
                                                                              --------            -------
              Net cash used in investing activities                             (5,555)              (209)

     CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                   ---                 40
     Repayments of notes payable                                                  (640)               (18)
     Repayments of long-term debt                                                 (624)               630
     Proceeds from issuances of common stock:
          Options exercised                                                        263                ---
                                                                              --------            -------
              Net cash (used in) provided by financing activities               (1,001)               652
                                                                              --------            -------
     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (21,072)               209

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           30,508                ---
                                                                              --------            -------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  9,436            $   209
                                                                              ========            =======

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid during the period for interest                            $     93            $    13
                                                                              ========            =======

     NONCASH INVESTING AND FINANCING ACTIVITY:
          Extinquishment of contingent consideration through
             issuance of common stock, including dividend to
             Accounting Acquirer                                              $ 47,184            $   ---
          Dividend to Accounting Acquirer                                       (2,178)               ---
          Additional contingent consideration payable
             to former owners                                                      170                ---

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     For financial statement presentation purposes, (i) Align Solutions Corp. ("Align"), one of the Acquired Businesses, is presented as the acquirer of the other Acquired Businesses and Luminant; (ii) these acquisitions are accounted for in accordance with the purchase method of accounting; and (iii) the effective date of these acquisitions is September 21, 1999. As used in
Item 1 of Part I, the term "Company" is used to describe (i) Align prior to September 21, 1999, and (ii) Align, the other Acquired Businesses and Luminant on that date and thereafter.

     Under applicable regulations of the SEC, the historical financial statements in this report are unaudited and omit information and footnote disclosures that financial statements prepared in accordance with generally accepted accounting principles normally would include. In the opinion of management, (1) the disclosures herein are adequate to make the information presented not misleading, and (2) the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods presented.

     Operating results for interim periods are not necessarily indicative of the results for full years. You should read these condensed consolidated financial statements together with the audited financial statements and the notes thereto of Luminant and the Acquired Businesses which Luminant's registration statement for its IPO includes.

2. SIGNIFICANT ACCOUNTING POLICIES

     The Company has not added to or changed its accounting policies significantly since December 31, 1999. For a description of these policies, see Note 3 of Notes to Consolidated Financial Statements of Luminant Worldwide Corporation and Subsidiaries in Luminant's December 31, 1999 Annual Report on Form 10-K.

3. SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE

     The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating net income
(loss) per share:


--------------------------------------------------------------------------------

                                                                                THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                           -----------------------
                                                                               2000          1999
                                                                               ----          ----
         Number of Shares issued:
           To Align's owners                                                  4,678         4,086
           To owners of Acquired Businesses other than Align                 11,924             -
           To the initial stockholders and certain management
                 personnel of Luminant                                        1,832             -
           In the IPO, together with Young & Rubicam's direct purchase
                 of shares                                                    5,500             -
           In the exercise of underwriters' over-allotment option               279             -
           In contingent consideration to former shareholders of
                 Acquired Businesses                                            314             -
           Exercise of options granted to former option holders of
                 Acquired Business and employee incentives                      436             -
                                                                             ------         -----
           Number of shares used in calculating basic and diluted net
                 (loss) per share                                            24,963         4,086
                                                                             ======         =====

     The computation of net loss and diluted net loss per share excludes Common Stock issuable upon exercise of certain employee stock options and upon exercise of certain other outstanding warrants and other options, as their effect is anti-dilutive.


4. AGREEMENT WITH UNITED AIR LINES, INC.

     The Company has entered into an agreement with United Air Lines, Inc. ("United") under which it has agreed to provide electronic commerce strategy, business planning and design services to United until June 30, 2004, but United has no obligation to purchase any services from the Company. Under this agreement, the Company has issued to United a warrant to purchase up to 300,000 shares of our common stock at an exercise price of $18.00 per share. Under the warrant, United has the immediate right to purchase 50,000 shares of common stock. Over the five-year term of the agreement, United will have the right to purchase 5,000 shares of the remaining shares under the warrant for every $1 million of revenues the Company receives from United up to $50 million of revenue. Selling, general and administrative expenses for the three months ended March 31, 2000 include a charge of approximately $42,000 related to the fair market value of shares underlying the portion of the warrant earned during the period.


5. SEGMENT REPORTING

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. The Company operated as one segment and all operations and long-lived assets were in the United States.

6. SUBSEQUENT EVENT

     In March 2000, we entered into a revolving credit agreement with Wells Fargo Business Credit, Inc. for a senior secured credit facility. The initial term of the credit agreement extends until March 31, 2003 and is renewable for successive one year terms thereafter. Borrowings under this credit agreement accrue interest at a rate of, at our option, either (1) the prime rate of Wells Fargo Bank, N.A.-San Francisco, or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 250 basis points. If we generate


--------------------------------------------------------------------------------
operating cash flow of at least $14.0 million for the fiscal year ended
December 31, 2000, the available interest rates described in the preceding sentence will be reduced to (1) the prime rate of Wells Fargo Bank N.A. minus
25 basis points, and (2) the rate at which U.S. Dollar deposits are offered to the major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 225 basis points, respectively. The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial covenants and restrictions on certain acquisitions. Among other financial covenants, the credit agreement requires us to maintain liquid assets of at least $15 million and unrestricted cash of at least $10 million at all times. Under the terms of the credit facility, we are required to use net proceeds of any borrowing under the credit agreement to repay existing debt and for working capital purposes. Subsequent to March 31, 2000, we borrowed $2.5 million under this revolving credit agreement and used the proceeds, combined with other operating cash flows, to retire $2.7 million of other outstanding secured indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the three-month period ended March 31, 2000 to the corresponding period ended March 31, 1999 for Luminant Worldwide Corporation and its subsidiaries (in Items 2 and 3 of Part I and in
Part II we will refer to Luminant Worldwide Corporation and its subsidiaries as "Luminant," the "Company," "we," "us" and "our"). The following discussion should be read in conjunction with (1) the pro forma and historical financial statements and related notes contained elsewhere in this Form 10-Q, and (2) the pro forma and historical financial statements and related notes and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC")for the year ended December 31, 1999.

      This discussion contains or incorporates both historical and "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. These forward-looking statements relate to future events and/or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results and do not intend to do so.

     On September 15, 1999, Luminant declared a 16,653-for-one stock split. All share and per-share amounts, including stock option information, set forth in this Quarterly Report on Form 10-Q have been restated to reflect this stock split.

     Luminant Worldwide Corporation, a Delaware corporation, was founded in August 1998 to create a single-source Internet service company providing electronic commerce professional services to Global 1000 companies, Internet based companies and other organizations. Prior to September 1999, it did not conduct any material operations. On September 21, 1999, Luminant completed its initial public offering of 4,665,000 shares of its common stock, concurrently with the sale of 835,000 shares of non-voting common stock to Young & Rubicam, Inc. (collectively, the "Offering") and the acquisition of the Acquired Businesses. On October 19, 1999, our underwriters exercised their over-allotment option resulting in the issuance of an additional 278,986 shares of Luminant's common stock. One of the Acquired Businesses, Align Solutions Corp., has been identified as the "accounting acquirer" for our financial statement presentation, and its assets and liabilities have been recorded at historical cost levels. The acquisition of each of the other Acquired Businesses was accounted for using the purchase method of accounting. Because the Internet and


--------------------------------------------------------------------------------
electronic commerce industries are in the early stage of development and are continuing to evolve rapidly, the recorded goodwill from the acquisitions is being amortized on a straight line basis over three years, the estimated period of benefit. In addition, the pro forma combined financial information covers periods during which the Acquired Businesses had different tax structures and operated independently of each other as private, owner-operated companies.

    In September 1999, we entered into an agreement with United Air Lines, Inc.("United") under which we have agreed to provide electronic commerce strategy, business planning and design services to United until June 30, 2004, but United has no obligation to purchase any services from us. Under this agreement, we have issued to United a warrant to purchase up to 300,000 shares of our common stock at an exercise price of $18.00 per share, our initial public offering price. Under the warrant, United has the immediate right to purchase 50,000 shares of common stock. Over the five year term of the agreement, United will have the right to purchase 5,000 shares of the 250,000 remaining available shares under the warrant for every $1 million of revenues we receive from United up to $50 million of revenue. Our selling, general and administrative expenses for the three months ended March 31, 2000 include a charge of $42,000 related to the estimated fair market value of shares underlying the portion of this warrant earned during this period.

     Under the terms of the acquisition agreements by which we acquired the Acquired Businesses, we issued in March 2000 approximately $47.2 million in contingent consideration to the former owners of five of the eight companies as a result of the operations of the individual Acquired Businesses during the period from July 1, 1999 through December 31, 1999, including $.055 million in cash and 1,661,392 shares of common stock. 558,032 of the 1,661,392 shares issued as contingent consideration are being held by and escrow agent pending agreement between us and a former owner of one of the eight companies regarding the amount of contingent consideration payable under the terms of the acquisition agreement. Of the $47.2 million paid in contingent consideration, $45.0 million is being amortized over the remaining term of the goodwill resulting from the purchase of the Acquired Businesses. The $2.2 million remainder represents contingent consideration paid to the former stockholders of Align, the accounting acquirer. The former owners of the Acquired Businesses are also eligible to receive additional contingent consideration based on Luminant's combined operating results during the period from January 1, 2000 through June 30, 2000.

     In addition, certain former owners of one of the Acquired Businesses are eligible to receive additional contingent consideration based on revenues derived from a particular client from contracts we enter into with that client between July 1, 1999 and June 30, 2002. During the period from July 1, 1999 through December 31, 1999, the amount earned by these former owners resulting from the aforementioned revenues totaled approximately $170,000. On May 10, 2000, we issued 14,645 shares in payment of this contingent consideration, which shares are being held in escrow prior to distribution to the respective shareholders.

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

     Our financial results may fluctuate from quarter to quarter based on such factors as the number, complexity, size, scope and lead time of projects in which we are engaged. More specifically, these fluctuations can result from the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general

--------------------------------------------------------------------------------
economic conditions. In addition, revenue from a large customer or project may constitute a significant portion of our total revenue in a particular quarter. In the future, we anticipate that the general size of our individual client projects will grow and that a larger portion of total revenues in any given period may be derived from our largest customers.

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


RESULTS OF OPERATIONS - ACTUAL AND PRO FORMA COMBINED

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

     The pro forma combined results of operations of the Acquired Businesses for the period presented do not represent combined results of operations presented in accordance with generally accepted accounting principles. They are only a summary of revenues, cost of services and selling, general and administrative expenses of the individual Acquired Businesses on a pro forma basis. The pro forma combined results may not be comparable to, and may not be indicative of, Luminant's post-combination results of operations. The discussion of the pro forma combined results of operations should be read in conjunction with our financial statements and related "Notes to Consolidated Financial Statements" appearing in Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.

     The following table sets forth for us on an actual a pro forma combined basis selected statement of operations information as a percentage of revenues for the periods indicated.

                                                                ACTUAL AND PRO FORMA RESULTS
                                                                            FOR
                                                                      THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                -----------------------------
                                                                   (ACTUAL)      (PRO FORMA)
                                                                   --------      -----------
                                                                    2000             1999
                                                                    ----             ----
         Revenues                                                 $ 33,605         $ 18,414
         Cost of services                                           17,855           10,885
                                                                  --------         --------
         Gross margins                                              15,750            7,529
         Selling, general and administrative expenses               13,970            7,753
         Equity-related & non-cash compensation expense                748            6,023
         Intangibles amortization                                   30,779           30,387
                                                                  --------         --------
         Loss from operations                                     $(29,747)        $(36,634)
                                                                  ========         ========

REVENUES

     For the three-month period ended March 31, 2000, revenue increased $15.2 million, or 83%, to $33.6 million from $18.4 million for the three-month period ended March 31, 1999. This increase in revenue is primarily the result of an increase in the size and number of client engagements. This increase is also due to some extent to the continuing implementation of higher company-wide billing rates which began late in the fourth quarter of 1999.


COST OF SERVICES

     Cost of services consists primarily of salaries, associated employee benefits and incentive compensation for personnel directly assigned to client projects. Total cost of services increased $7.0 million, or 64%, to $17.9 million for the three-month period ended March 31, 2000 from $10.9 million for the three-month period ended March 31, 1999. These increases were due primarily to an increase of approximately 224 additional billable professionals needed to service anticipated demand for our services.


GROSS MARGIN

     Gross margin increased $8.2 million, or 109%, to $15.8 million for the three month period ended March 31, 2000 from $7.5 million for the three-month period ended March 31, 1999. The gross margin increase reflects an increase in revenue during the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999. As a percentage of revenue, gross margin improved from 41% for the three-month period ended March 31, 1999 to 47% for the three-month period ended March 31, 2000. The percentage increase primarily resulted from general increases in billing rates and an increased portion of business revenues derived from high margin consulting projects which generally do not result in a commensurate increase in direct costs. The margin improvement was offset to some extent by increases in direct headcount expenses, including addition of personnel at competitive market salaries and wage adjustments to existing personnel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling expenses consist of salaries, bonuses, commissions, and benefits for our sales and marketing staff, as well as other marketing and advertising expenses. General and administrative costs consist of salaries, bonuses and related employee benefits for executive, senior management, finance, recruiting and administrative employees, training, travel and other corporate costs. General and administrative costs also include facilities costs, depreciation, and computer and office equipment operating leases. Selling, general and administrative costs increased $6.2 million, or 80%, from $7.8 million for the three month period ended March 31, 1999, to $14.0 million for the three-month period ended March 31, 2000. This increase was due primarily to expenses associated with integration-related costs and expansion of facilities to support our growth, including insurance, utilities and depreciation of leasehold improvements, furniture, and additional computer hardware and software. The increase was also attributable to an increase in the number of administrative personnel to service the larger number of billable professionals on staff. Lastly, the increase was also partially due to significantly increased spending for sales and marketing efforts.

     As a percentage of revenue, selling, general and administrative expenses remained constant at 42% for the three-month periods ended March 31, 1999 and 2000. We do not expect that selling, general and administrative expenses will increase materially as a percentage of sales during the remainder of 2000.


--------------------------------------------------------------------------------

EQUITY-RELATED AND NON-CASH COMPENSATION EXPENSE

     For the three months ended March 31, 1999, the pro forma statement of operations includes $6.0 million of equity-related compensation expenses for the value of options granted at exercise prices below fair market value to employees of Align and certain employees of businesses acquired by Align. As all of these options continue to vest, non-cash equity-related expense relating to these options will decline. For the quarter ended March 31, 2000, the charge for these options is $0.7 million.

INTANGIBLES AMORTIZATION

     As a result of the purchase of our Acquired Businesses, we recorded approximately $303.6 million of goodwill. This amount, as well as goodwill resulting from certain historical acquisitions by the Acquired Businesses, are being amortized over a period of three years.

     Under the terms of the acquisition agreements by which we acquired the Acquired Businesses, we issued in March 2000 approximately $47.2 million in contingent consideration to the former owners of five of the eight companies as a result of the operations of the individual Acquired Businesses during the period from July 1, 1999 through December 31, 1999, including $.055 million in cash and 1,661,392 shares of common stock. 558,032 of the 1,661,392 shares issued as contingent consideration are being held by and escrow agent pending agreement between us and a former owner of one of the eight companies regarding the amount of contingent consideration payable under the terms of the acquisition agreement. Of the $47.2 million paid in contingent consideration, $45.0 million is amortized over the remaining term of the goodwill resulting from the purchase of the Acquired Businesses. The $2.2 million remainder represents contingent consideration paid to the former stockholders of Align, the accounting acquirer. The former owners of the Acquired Businesses are eligible to receive additional contingent consideration based on Luminant's combined operating results during the period from January 1, 2000 through June 30, 2000.

     In addition, certain former owners of one of the Acquired Businesses are eligible to receive additional contingent consideration based on revenues derived from a particular client from contracts we enter into with that client between July 1, 1999 and June 30, 2002. During the period from July 1, 1999 through December 31, 1999, the amount earned by these former owners resulting from the aforementioned revenues totaled approximately $170,000. On May 10, 2000, we issued 14,645 shares in payment of this contingent consideration, which are being held in escrow prior to distribution to the respective shareholders.

     In connection with the goodwill resulting from the acquisition of the Acquired Businesses and subsequent valuation of contingent consideration, we recorded amortization expense of approximately $30.4 and $30.8 in the pro forma and actual statements of operations for the three month periods ended March 31, 1999 and 2000, respectively.


RESULTS OF OPERATIONS - HISTORICAL

    For historical financial statement purposes, Align has been determined to be the accounting acquirer. For the three months ended March 31, 1999, the information relates to Align on a stand-alone basis. For the three months ended March 31, 2000, the information relates to Luminant and its subsidiaries on a consolidated basis and presents Align as the accounting acquirer. Except as we note below, the addition of the operating results for all of the Acquired Businesses beginning on September 21, 1999 principally accounts for the changes in the 2000 periods from the 1999 periods. For a discussion of pro forma operations for the year ended December 31, 1999, see "Results of Operations - Actual and Pro Forma Combined."

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

REVENUES

     Revenues increased $29.3 million, or 674%, from $4.3 million for the three months ended March 31, 1999 to $33.6 million for the three months ended March 31, 2000.


--------------------------------------------------------------------------------

GROSS MARGIN

     Gross margin increased $13.6 million, or 645% from $2.1 million for the three months ended March 31, 1999 to $15.8 million for the three months ended March 31, 2000.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $12.2 million, or 681% from $1.8 million for the three months ended March 31, 1999 to $14.0 million for the three months ended March 31, 2000. As a percent of sales, this expense category increased from 41% to 42% for the quarters ended March 31, 1999 and 2000, respectively.

EQUITY-RELATED & NON-CASH COMPENSATION EXPENSE

     For the three months ended March 31, 1999, Align recorded $3.2 million of equity-related compensation expenses for the value of options granted at exercise prices below fair market value to employees of Align and certain employees of businesses acquired by Align. As all of these options continue to vest, non-cash equity-related expense relating to these options will decline. For the quarter ended March 31, 2000, the charge for these options is $0.7 million.

INTANGIBLES AMORTIZATION

     During 1999, Align, the accounting acquirer, completed the acquisitions of Synapse, Fifth Gear Media Corporation and inmedia, inc. Goodwill of approximately $15.9 million was recorded in connection with these transactions.

     As a result of the purchase of our Acquired Businesses, we recorded approximately $303.6 million of goodwill. These amounts, as well as goodwill resulting from certain historical acquisitions by the Acquired Businesses, are being amortized over a period of three years.

     Please see "Results of Operations--Actual and Pro Forma
Combined--Intangibles Amortization" for a discussion of additional amortization related to contingent consideration paid pursuant to the terms of the acquisition agreements by which we acquired the Acquired Businesses.

LIQUIDITY AND CAPITAL RESOURCES

     Luminant Worldwide Corporation is a holding company that conducts its operations through its subsidiaries. Accordingly, its principal sources of liquidity are the cash flows of its subsidiaries, the unallocated net proceeds of the Offering and cash available from Luminant's line of credit.


--------------------------------------------------------------------------------

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

     As of March 31, 2000, we had $9.4 million in cash, cash equivalents and short-term investments. Net cash used by operations for the three months ended March 31, 2000 was $14.5 million, as compared to net cash used in operations of $0.2 million for the three months ended March 31, 1999.

     The decrease in cash balances resulted from the fact that while we paid salaries and other employment related costs for personnel on a current basis, the amount of uncollected revenues earned by these personnel relating to services performed for certain of our clients including Young & Rubicam and certain of its clients, grew from December 31, 1999 to March 31, 2000. Simultaneously, accounts payable decreased $6.6 million in the first quarter of 2000, which decrease was primarily driven by acceleration in the payment of vendors during the first quarter of 2000 due to greater efficiencies resulting from the centralization of accounts payable functions.

     Net cash used in investing activities amounted to $5.6 million during the three months ended March 31, 2000, representing primarily capital expenditures for leasehold improvements relating to new offices in New York, New York and in Dallas, Texas, as well as installation of a integrated financial accounting information technology system. Our capital expenditures for the three months ended March 31, 2000 were approximately $5.4 million. This amount includes $3.8 million for the completion and occupation of our consolidated offices in New York and in Dallas. Also, we incurred $0.3 million for implementation of an integrated financial platform consolidating the financial reporting systems of the Acquired Businesses. Historically, capital expenditures have been used primarily for leasehold improvements, furniture, computer and software purchases. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

     Net cash used by financing activities amounted to $1.0 million for the three months ended March 31, 2000, primarily representing a reduction of our outstanding borrowings under our lines of credit and other long-term debt, partially offset by proceeds from the exercise of stock options under our long-term incentive plan.

     Under the terms of the acquisition agreements by which we acquired the Acquired Businesses, we may be required to make contingent payments through June 30, 2002 to some of the former equity holders of the Acquired Businesses. The amount of these payments depends upon the financial performance of each of the Acquired Businesses of Luminant as a whole, and for certain former equity holders, upon the amount of certain types of revenue we receive from a particular client. We have the discretion to pay anywhere from 0% to 50% of the contingent consideration in cash, with the balance to be paid in stock, although under the credit agreement described below we have agreed not to pay more than 25% of the total contingent consideration in cash.

     The maximum aggregate amount of the cash portion of these contingent payments, assuming all targets are fully achieved and the minimum amount of 75% of the contingent consideration is paid in stock, would be approximately $53.6 million. On March 14, 2000, we issued approximately $47.2 million in contingent consideration to the former owners of five of the eight Acquired Businesses as a result of the operations of the individual businesses during the period from July 1, 1999 through December 31, 1999,


--------------------------------------------------------------------------------
including $0.055 million in cash and 1,661,392 shares of common stock. 558,032 of the 1,661,392 shares issued as contingent consideration are being held by an escrow agent pending agreement between us and a former owner of one of the Acquired Businesses regarding the amount of contingent consideration payable under the terms of the acquisition agreement. The former equity holders of the Acquired Businesses are eligible to receive additional contingent consideration based on Luminant's combined results during the period from January 1, 2000 through June 30, 2000.

     In addition, certain former owners of one of the Acquired Businesses are eligible to receive additional contingent consideration based on revenues from services performed for a particular client. We have the discretion to pay anywhere from 0% to 50% of this contingent consideration in cash, with the balance to be paid in stock. During the period from July 1, 1999 through December 31, 1999, the amount earned by these former owners resulting from services provided to this client totaled approximately $170,000. On May 10, 2000, we issued 14,645 shares in payment of this contingent consideration, which shares are being held in escrow prior to the distribution to the respective stockholders.

     Prior to the initial filing of the Registration Statement, we entered into agreements to acquire the Acquired Businesses. On or about September 2, 1999, we amended the acquisition agreements to change what the former owners of the Acquired Businesses would receive as consideration for their interests in the Acquired Businesses. It is possible that the former owners of the Acquired Businesses who received common stock as part of the acquisition may allege that the offering and sale of the shares of common stock to them should be integrated with the offering and sale of the common stock to the public in connection with our initial public offering, and that the offering and sale of shares to the former owners of the Acquired Businesses was not made in accordance with the requirements of Section 5 of the Securities Act of 1933. Generally, the statute of limitations for this type of claim is one year after the date of the alleged violation and, if successful, would entitle the owners to rescind the issuance of the shares to them and demand a return to them of the shares of the applicable Acquired Business or make a monetary claim for the value of those shares. This claim could be made for all of the 18,278,501 shares of voting and non-voting common stock received by the owners of the Acquired Businesses as consideration (including the shares issued as contingent consideration in March 2000 and May 2000), which represents a total potential claim of $346.2 million. We believe that the offer and sale of common stock to the former owners of the Acquired Businesses qualifies for a private placement exemption and should not be integrated with the offer and sale of the common stock to the public in connection with our initial public offering. We also believe that the agreement by the former owners of the Acquired Businesses to release and not to pursue any rescission or other claims and to recontribute proceeds from any rescission or other claims should be enforceable and not in violation of
Section 14 because the former owners entered into these agreements with knowledge of the existence of their potential rescission and other claims after those potential claims had matured by virtue of their execution of the amended acquisition agreement. We cannot assure you, however, that the former owners of the Acquired Businesses would fail in arguing that the offering of shares of common stock to them should be integrated with the initial public offering, or that their agreements to forego any rescission or other claims and to recontribute the proceeds of any rescission or other claims to us will be enforceable under applicable law. We intend to vigorously defend any rescission or other claim by the owners of the eight companies.

     In March 2000, we entered into a $15 million revolving credit agreement with Wells Fargo Business Credit, Inc. for a senior secured credit facility. The initial term of the credit agreement extends until March 31, 2003 and is renewable for successive one year terms thereafter. Borrowings under this credit agreement accrue interest at a rate of, at our option, either (1) the prime rate of Wells Fargo Bank, N.A.-San Francisco, or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 250 basis points. If we generate operating cash flow of at least $14.0 million for the fiscal year ended December 31, 2000, the available interest rates described in the preceding sentence will be reduced to (1) the prime rate of Wells Fargo Bank N.A. minus 25 basis points, and (2) the rate at which U.S. Dollar deposits are offered to the major banks in the London Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 225 basis points, respectively.


--------------------------------------------------------------------------------

The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial covenants and restrictions on certain acquisitions. Among other financial covenants, the credit agreement requires us to maintain liquid assets of at least $15 million and unrestricted cash of at least $10 million at all times. Under the terms of the credit facility, we are required to use net proceeds of any borrowing under the credit agreement to repay existing debt and for working capital purposes. As of May 8, 2000, we had total borrowings of $2.5 million outstanding under the facility, incurring interest at 9% per annum.

     As a result of the acquisitions of the Acquired Businesses, we assumed current and long-term debt of $5.7 million and $3.7 million, respectively. Of those amounts, $1.4 million current debt and $2.6 million long-term debt were repaid from proceeds of our initial public offerings or from operations. As of March 31, 2000, we had a total of $6.8 million in outstanding current and long-term indebtedness (excluding obligations under our revolving credit facility with Wells Fargo Business Credit, Inc.). The weighted average interest rate on our obligations (excluding obligations under our revolving credit facility with Wells Fargo Business Credit, Inc.) at March 31, 2000 was 9.2%.

     Certain notes payable contain restrictive covenants, the most restrictive of which requires us to maintain certain levels of eligible receivables as well as financial ratios related to total debt, tangible net worth, and working capital, among other restrictions. At March 31, 2000, we were in compliance with, or had obtained waivers for, all debt covenants.

     We intend to pursue acquisition opportunities. The timing, size or success of any acquisition and the associated potential capital expenditures and commitments are unpredictable. We believe that cash flow from operations, borrowings under our revolving credit facility and the unallocated net proceeds of the Offering will be sufficient to fund our capital requirements for at least the next 12 months, excluding potential acquisitions. To the extent that we are successful in closing acquisitions, it may be necessary to finance the acquisitions through the issuance of additional equity securities, creation of new debt, or both. In addition, we cannot assure you that our working capital needs will not exceed anticipated levels or working capital generated will be sufficient to fund our operations. As a result, we may be required to obtain additional financing from bank borrowings or debt or equity offerings.

     Luminant has devoted substantial time and resources to integration. In addition, as a result of the integration and combination of eight privately-held businesses into a single, publicly-held business, we are incurring additional costs and expenditures for corporate management and administration, corporate expenses related to being a public company, systems integration and expansion of facilities. These costs may make comparison of historical operating results not comparable to, or indicative of, future performance.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. We have not purchased any futures contracts nor have we purchased or held any derivative financial instruments for trading purposes during the three months ended March 31, 2000. Our primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase.

     We currently have various lines of credit and notes payable with aggregate maximum borrowings totaling approximately $19.0 million. An increase in the prime rate (a benchmark pursuant to which interest rates applicable to borrowings under the credit facilities may be set) equal to 10% of the prime rate, for example, would have increased our consolidated interest on our outstanding borrowings by less than $15,000 for the quarter ended March 31, 2000. Based on maximum borrowing levels under the Wells Fargo line of credit, a 10% increase in the line of credit would increase annual interest expense by approximately $0.2 million. We have not entered into any interest rate swaps or other hedging arrangements with respect to the interest obligations under these lines of credit.

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Unregistered Sales of Securities

     The following sets forth information as to all equity securities sold by us during the period covered by this report that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

    On January 26, 2000, Reagan McLemore exercised options to purchase 4,270 shares of our common stock at a price of $2.86 per share. In addition, on January 28, February 11, and March 15, 2000, David Faulkner exercised options to purchase 1,500, 300, and 600 shares of our common stock, respectively, at a price of $2.86 per share. An exemption is claimed under Section 4(2) of the Securities Act.

     On March 14, 2000, we issued an aggregate of 1,661,392 shares of common stock to certain former owners of the Acquired Businesses as contingent consideration for their equity interests in the Acquired Businesses. The number of shares issued as contingent consideration was based on the operations of the individual Acquired Businesses during the period from July 1,1999 through December 31, 1999. 558,032 of the 1,661,392 shares issued as contingent consideration are being held by an escrow agent pending agreement between us and a former owner of one of the Acquired Businesses regarding the amount of contingent consideration payable under the terms of the acquisition agreement. An exemption is claimed under Rule 506 of Regulation D promulgated under the Securities Act.

     On May 10, 2000, we issued an aggregate of 14,645 shares of common stock to the former owners of one of the Acquired Companies as payment of additional contingent consideration for their equity interest in the Acquired Company. The number of shares issued as contingent consideration was based on revenues we derived from a particular client from contracts we entered into with that client between July 1, 1999 and December 31, 1999. The shares are being held in escrow prior to distribution to the respective shareholders. An exemption is claimed under Rule 506 of Regulation D promulgated under the Securities Act.

(d) Use of proceeds

    On September 15, 1999, the Securities and Exchange Commission declared our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 8, 1999, as amended (S.E.C. File No. 333-80161), effective. From the effective date of our Registration Statement through March 31, 2000, we have applied the net offering proceeds from our initial public offering as follows. We paid approximately $3.9 million of the net proceeds to Commonwealth Principals II, LLC, a former stockholder of Luminant, to repay indebtedness which accrued interest at the prime rate and was payable upon demand. We used approximately $59.7 million of the net proceeds to pay the cash portion of the purchase prices for the Acquired Businesses, including the cash portion of the contingent consideration paid in March 2000. Of this $59.7 million, an aggregate of approximately $5.6 million was paid to James Corey and an affiliate of James Corey, approximately $3.4 million was paid to Richard Scruggs, and approximately $.056 million was paid to Donald Perkins. Mr. Corey is the President, Chief Operating Officer, and a director of Luminant, Mr. Scruggs is a Vice
Chairman, Executive Vice President and a director of Luminant, and Mr.
Perkins is a director of Luminant. Messrs. Corey and Scruggs are each former equity holders of certain of the Acquired Businesses. Other than as set forth above, none of the net proceeds of the offering were paid directly or indirectly to our directors or executive officers or their associates, or to persons owning 10% or more of any class of our equity securities or to any of our other affiliates. We are using the balance of the net proceeds of the offering for general corporate purposes, including working capital expenditures. Pending such application, we have invested the balance of the net proceeds of the offering in investment-grade, interest-bearing securities.

--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits



Exhibit
Number            Description
-------           -----------


27.1              Financial Data Schedule


         (b)      Reports on Form 8-K:

                 None.







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LUMINANT WORLDWIDE CORPORATION


Date:    May 12, 2000                   By:       /S/  GUILLERMO G. MARMOL
                                        --------------------------------------
                                    Guillermo G. Marmol
                                      Chief Executive Officer and Director


Date:   May 12, 2000                   By:/S/  THOMAS G. BEVIVINO
                                       --------------------------------------
                                       Thomas G. Bevivino
                                       Chief Financial Officer & Secretary
                                       (Principal Accounting and Chief Financial
                                       Officer)



--------------------------------------------------------------------------------
                                                                         PAGE 20