Form 10-Q
period 2000-06-30
LUMINANT WORLDWIDE CORP
filed 2000-08-14
CIK 1087322

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For quarterly period ended June 30, 2000     Commission File Number 000-26977


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

     Number of shares of common stock (including non-voting common stock) outstanding at July 31, 2000: 27,095,479



























-------------------------------------------------------------------------------
                                                                         PAGE 1

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

           Actual and Pro Forma Combined Statements of Operations:

            Actual and Pro Forma Combined Statements of
             Operations for the three months ended June 30, 2000
             and 1999 and the six months ended June 30, 2000 and
             1999 (unaudited)                                                            5

           Historical Financial Statements:

            Consolidated Balance Sheets, June 30, 2000
             (unaudited) and December 31, 1999                                           7

            Consolidated Statements of Operations for the three
             months ended June 30, 2000 and 1999 and the six
             months ended June 30, 2000 and 1999 (unaudited)                             8

            Consolidated Statements of Cash Flows for the three
             months ended June 30, 2000 and 1999 and the six
             months ended June 30, 2000 and 1999 (unaudited)                             9

            Notes to Consolidated Financial Statements
             (unaudited)                                                                11

        Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                13

        Item 3. Quantitative and Qualitative Disclosure About
           Market Risk                                                                  24


      PART II - OTHER INFORMATION

        Item 1. Legal Proceedings                                                       24

        Item 2. Changes in Securities and Use of Proceeds                               24

        Item 3. Defaults Upon Senior Securities                                         25

        Item 4. Submission of Matters to a Vote of Security Holders                     25

        Item 6. Exhibits and Reports on Form 8-K                                        26




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

     Simultaneously with our initial public offering and sale of shares to Young & Rubicam, we closed the acquisition of the following eight Internet and electronic commerce professional services businesses (we may refer to these eight businesses in

-------------------------------------------------------------------------------
                                                                         PAGE 2
this Quarterly Report on Form 10-Q as the "eight companies", the "eight businesses", or the "Acquired Businesses"):

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

     The accompanying pro forma combined statements of operations for the three months ended June 30, 1999 and the six months ended June 30, 1999, respectively, assume that Luminant completed the following transactions on January 1 in each period presented:

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

     - acquisition of the eight Acquired Businesses and its payment of the purchase prices for those businesses; and

The pro forma combined statement of operations for the six months ended June 30, 1999 also reflects pro forma adjustments for:

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

     The pro forma combined results of operations of the Acquired Businesses for the six months ended June 30, 1999 do not represent combined results of operations presented in accordance with generally accepted accounting principles. They are only a summation of the revenues, cost of services and selling, general and administrative expenses of the individual Acquired Businesses on a pro forma basis. The pro forma combined results may not be comparable to, and may not be indicative

-------------------------------------------------------------------------------
                                                                         PAGE 3
of, Luminant's post-combination results of operations. The discussion of the pro forma combined results of operations should be read in conjunction with our financial statements and related "Notes to the Consolidated Financial Statements" appearing in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on
Form 10-Q.




























-------------------------------------------------------------------------------

                            LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                         ACTUAL AND PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                          (In thousands, except per share amounts; Unaudited)



                                                         THREE MONTHS                            SIX MONTHS
                                                        ENDED JUNE 30,                         ENDED JUNE 30,
                                              ---------------------------------     -----------------------------------
                                                   (ACTUAL)         (PRO FORMA)         (ACTUAL)          (PRO FORMA)
                                                   --------         -----------         --------          -----------
                                                     2000              1999               2000                1999
                                                     ----              ----               ----                ----
Revenues                                           $ 40,165          $ 23,023           $ 73,770            $ 41,437
Cost of services                                     21,417            12,927             39,272              23,811
                                                   --------          --------           --------            --------
Gross margins                                        18,748            10,096             34,498              17,626

Selling, general and
    administrative expenses                          16,304             9,291             30,274              17,045
Equity-related & non-cash
    compensation expense                                562                98              1,310               6,121
Intangibles amortization                             31,044            30,387             61,823              60,774
                                                   --------          --------           --------            --------
Loss from operations                                (29,162)          (29,680)           (58,909)            (66,314)
Interest income (expense), net                           38              (162)               139                (290)
Other expense, net                                       --              (133)                --                (150)
                                                   --------          --------           --------            --------
Loss before provision for income taxes              (29,124)          (29,975)           (58,770)            (66,754)
Provision for income taxes                               --                --                 --                  --
                                                   --------          --------           --------            --------
Net loss                                           $(29,124)         $(29,975)          $(58,770)           $(66,754)
                                                   ========          ========           ========            ========

Net loss per share:
     Basic & fully diluted                         $  (1.10)         $  (1.25)          $  (2.28)           $  (2.79)
                                                   ========          ========           ========            ========

     Weighted average shares
      outstanding                                    26,491            23,934             25,727              23,934
                                                   ========          ========            =======            ========



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
          OF THESE ACTUAL AND PRO FORMA COMBINED FINANCIAL STATEMENTS.


                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
         NOTES TO ACTUAL AND PRO FORMA COMBINED STATEMENTS OF OPERATIONS


   The following table summarizes the number of shares of common stock used in calculating actual pro forma net loss per share:

          SHARES USED IN COMPUTING ACTUAL PRO FORMA NET LOSS PER SHARE
                            (In thousands; Unaudited)



                                                             THREE MONTHS                         SIX MONTHS
                                                            ENDED JUNE 30,                      ENDED JUNE 30,
                                                    --------------------------------    --------------------------------
                                                      (ACTUAL)        (PRO FORMA)         (ACTUAL)        (PRO FORMA)
                                                      --------        -----------         --------        -----------
                                                        2000              1999              2000              1999
                                                        ----              ----              ----              ----
Shares issued:
  To owners of the Acquired
      Businesses                                       16,602            16,602            16,602            16,602
  To initial stockholders and certain
      management personnel of Luminant                  1,832             1,832             1,832             1,832
  In the IPO together with Young &
      Rubicam's direct purchase of shares               5,500             5,500             5,500             5,500
  For contingent consideration                          1,672                --               993                --
  Under underwriters' over-allotment
      option                                              279                --               279                --
  For option exercises                                    553                --               494                --
  To owners of New York Consulting
      Partners, LLC                                        53                --                27                --

                                                       ------            ------            ------            ------
         Total                                         26,491            23,934            25,727            23,934
                                                       ======            ======            ======            ======


-------------------------------------------------------------------------------
                                                                         PAGE 5

     The computation of net loss and diluted net loss per share excludes Common Stock issuable upon exercise of certain employee stock options and upon exercise of certain outstanding warrants and other options, as their effect is anti-dilutive.
































-------------------------------------------------------------------------------
                                                                         PAGE 6

                          LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                        (In thousands, except per share amounts; Unaudited)




                                                                      JUNE 30,           DECEMBER 31,
                                                                        2000                 1999
                                                                 -----------------    -----------------
                                       ASSETS
     Current Assets:
         Cash and cash equivalents                                    $   8,898           $  30,508
         Accounts receivable, net of allowance of
            $1,941 and $1,609, respectively                              25,851              20,524
         Unbilled revenues                                               11,027               3,185
         Related party, employee and other
            receivables                                                   1,663               3,216
         Prepaid expenses and other assets                                1,206               1,432
                                                                      ---------           ---------
              Total current assets                                       48,645              58,865
     Property and equipment, net                                         13,733               6,193
     Other assets:
         Goodwill and other intangibles, net of
            accumulated amortization of $93,615
            and $31,792                                                 280,724             332,679
         Other assets                                                       442                 430
                                                                      ---------           ---------
              Total assets                                            $ 343,544           $ 398,167
                                                                      =========           =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable, including cash
            overdraft of $3,086 and $380,
            respectively                                                  7,312               9,447
         Contingent consideration                                         2,716              45,006
         Customer deposits                                                1,213               2,415
         Accrued liabilities                                              8,877              11,167
         Notes payable                                                    5,897               6,013
         Current maturities of long-term debt                               303                 497
                                                                       --------            --------
              Total current liabilities                                  26,318              74,545
     Long-term liabilities:
         Long-term debt, net of current
            maturities                                                      823               1,531
                                                                       --------            --------
              Total liabilities                                          27,141              76,076
     Stockholders' equity:
         Common stock                                                       271                 246
         Additional paid-in capital                                     445,880             390,645
         Retained deficit                                              (129,748)            (68,800)
                                                                      ---------           ---------
              Total stockholders' equity                                316,403             322,091
                                                                      ---------           ---------
              Total liabilities and stockholders'
              equity                                                  $ 343,544           $ 398,167
                                                                      =========           =========




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.


-------------------------------------------------------------------------------

                           LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share amounts; Unaudited)

                                                         THREE MONTHS                            SIX MONTHS
                                                        ENDED JUNE 30,                         ENDED JUNE 30,
                                               -----------------------------------    -----------------------------------
                                                    2000              1999                2000              1999
                                                    ----              ----                ----              ----
Revenues                                             $ 40,165            $6,453           $ 73,770          $10,794
Cost of services                                       21,417             3,876             39,272            6,102
                                                     --------          --------           --------         --------
Gross margins                                          18,748             2,577             34,498            4,692

Selling, general and administrative expenses           16,304             3,331             30,274            5,516
Equity-related & non-cash compensation
    expense                                               562                98              1,310            3,346
Intangibles amortization                               31,044                --             61,823               --
                                                     --------          --------           --------          -------
Loss from operations                                  (29,162)             (852)           (58,909)          (4,170)
Interest income (expense), net                             38               (12)               139              (25)
                                                     --------          --------           --------          -------
Loss before provision for income taxes                (29,124)             (864)           (58,770)          (4,195)
Provision for income taxes                                 --                --                 --               --
                                                     --------          --------           --------          -------
Net loss                                             $(29,124)           $ (864)          $(58,770)         $(4,195)
                                                     ========          ========           ========          =======
Net loss per share:
     Basic & diluted                                   $(1.10)           $(0.19)            $(2.28)         $ (0.98)
                                                     ========          ========           ========          =======
     Weighted average shares outstanding               26,491             4,492             25,727            4,291
                                                     ========          ========           ========          =======


                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                    CONSOLIDATED FINANCIAL STATEMENTS.








--------------------------------------------------------------------------------

                           LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands; Unaudited)

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30,                            JUNE 30,
                                                              --------------------------------    -------------------------------
                                                                  2000            1999                2000            1999
                                                                  ----            ----                ----            ----
Net loss                                                         $(29,124)           $(864)          $(58,770)        $(4,195)
Equity related and non-cash compensation expenses                     564               98              1,312           3,346
Expenses related to warrants issued to a customer                      30               --                 72              --
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                 32,201            1,084             63,792           1,591
     Non-cash interest expense                                        (48)              --                 33              --
     Loss on disposition of assets                                     --               --                  1              --
Changes in assets and liabilities, excluding effects of
  acquisitions:
     Accounts receivable                                           (1,133)          (1,186)            (5,327)         (1,044)
     Unbilled revenues                                             (7,387)             714             (7,565)            105
     Related party and other receivables                            6,538               --              1,553              --
     Prepaid expenses and other current assets                       (646)              16                227              26
     Other non-current assets                                          19              (58)               (12)           (183)
     Accounts payable                                               4,502             (777)            (2,134)           (444)
     Customer deposits                                                392               --             (1,202)             --
     Accrued liabilities                                           (1,834)             984             (2,422)            575
                                                                -----------          -------        -----------         -------
         Net cash provided by (used in)
           operating activities                                     4,074               11            (10,442)           (223)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                          (4,069)            (187)            (9,448)           (361)
     Note Receivable                                                   --              (35)                --             (35)
        Payment for NYCP                                           (1,044)              --             (1,044)             --
     Payments for acquisitions accounted for as purchases             176               62                 --              27
                                                                -----------          -------        -----------         -------
         Net cash used in investing activities                     (4,937)            (160)           (10,492)           (369)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                                      3,025              646              3,025             686
   Repayments of notes payable                                     (2,695)              18             (3,335)             --
   Proceeds from long-term debt                                        --               40                 --              40
   Repayments of long-term debt                                      (104)            (716)              (728)            (86)
   Proceeds from issuances of common stock:
       Options exercised                                               99                --                362             --
                                                                -----------          -------        -----------         -------
   Net cash provided by (used in) financing activities                325               (12)              (676)           640
                                                                -----------          -------        -----------         -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (538)             (161)           (21,610)            48

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    9,436                --             30,508             --
                                                                -----------          -------        -----------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $8,898            $ (161)          $  8,898           $ 48
                                                                ===========          =======        ===========         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                        $  183            $   12           $    287           $ 25
                                                                ===========          =======        ===========         =======
NONCASH INVESTING AND FINANCING ACTIVITY:
     Extinquishment of contingent consideration through
        issuance of common stock, including dividend to
        Accounting Acquirer                                        $  115                --           $ 47,184           $ --
     Dividend to Accounting Acquirer                                   --                --             (2,178)            --
     Additional contingent consideration payable to former
        owners                                                      2,716                --              2,716             --


--------------------------------------------------------------------------------

     Acquisitions financed with equity (NYCP)                       6,180                --              6,180          --

     Acquisitions financed with equity                                 --                --                 --      15,043


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

     Operating results for interim periods are not necessarily indicative of the results for full years. You should read these condensed consolidated financial statements together with the audited financial statements and the notes thereto of Luminant and the Acquired Businesses which Luminant's 1999 Annual Report on Form 10-K includes.

2.   SIGNIFICANT ACCOUNTING POLICIES

     The Company has not added to or changed its accounting policies significantly since December 31, 1999. For a description of these policies, see Note 3 of Notes to Financial Statements of Luminant Worldwide Corporation and Subsidiaries in Luminant's December 31, 1999 Annual Report on Form 10-K.

3.   SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE

     The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating net income (loss) per share:

                                                                THREE MONTHS                      SIX MONTHS
                                                               ENDED JUNE 30,                   ENDED JUNE 30,
                                                         -----------------------------    ---------------------------
                                                            2000            1999             2000           1999
                                                            ----            ----             ----           ----
  Number of Shares issued:
    To Align's owners                                      4,678            4,492            4,678          4,291
    To owners of Acquired Businesses other
        than Align                                        11,924                            11,924
    To the initial stockholders and certain
        management personnel of Luminant                   1,832                             1,832
    In the IPO, together with Young &
        Rubicam's direct purchase of shares                5,500                             5,500
    In the exercise of underwriters' over-
        allotment option                                     279                               279
    In contingent consideration to former
        shareholders of Acquired Businesses                1,672                               993

--------------------------------------------------------------------------------

    Exercise of options granted to former
        option holders of Acquired Business
        and employee incentives                              552                               494
    To owners of New York Consulting
        Partners, LLC                                         54                                27
    Number of shares used in calculating
        basic and diluted net (loss) per
        share                                             ------            -----           ------          -----
                                                          26,491            4,492           25,727          4,291
                                                          ======            =====           ======          =====


     The computation of net loss and diluted net loss per share excludes Common Stock issuable upon exercise of certain employee stock options and upon exercise of certain other outstanding warrants and other options, as their effect is anti-dilutive.

4.   AGREEMENT WITH UNITED AIR LINES, INC.

     The Company has entered into an agreement with United Air Lines, Inc. ("United") under which it has agreed to provide electronic commerce strategy, business planning and design services to United until June 30, 2004, but United has no obligation to purchase any services from the Company. Under this agreement, the Company has issued to United a warrant to purchase up to 300,000 shares of our common stock at an exercise price of $18.00 per share. Under the warrant, United has the immediate right to purchase 50,000 shares of common stock. Over the five-year term of the agreement, United will have the right to purchase 5,000 shares of the remaining shares under the warrant for every $1 million of revenues the Company receives from United up to $50 million of revenue. Selling, general and administrative expenses for the three- and six-month periods ended June 30, 2000 include a charge of approximately $30,000 and $72,000, respectively, related to the fair market value of shares underlying the portion of the warrant earned during the period.

5.   SEGMENT REPORTING

     Statement of Financial Accounting Standards ("SFAS") No.131, "Disclosures about Segments of an Enterprise and Related Information", requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. The Company operated as one segment and all operations and long-lived assets were in the United States.

6.   DEBT

     In March 2000, we entered into a revolving credit agreement with Wells Fargo Business Credit, Inc. for a senior secured credit facility. The initial term of the credit agreement extends until March 31, 2003 and is renewable for successive one-year terms thereafter. Borrowings under this credit agreement accrue interest at a rate of, at our option, either (1) the prime rate of Wells Fargo Bank, N.A.-San Francisco, or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 250 basis points. If we generate operating cash flow of at least $14.0 million for the fiscal year ended December 31, 2000, the available interest rates described in the preceding sentence will be reduced to (1) the prime rate of Wells Fargo Bank N.A. minus 25 basis points, and (2) the rate at which U.S. Dollar deposits are offered to the major banks in the London Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 225 basis points, respectively. The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial covenants, and restrictions on certain acquisitions. Among other financial covenants, the credit agreement requires us to maintain liquid assets of at least $15 million and unrestricted cash of at least $10 million at all times. Under the terms of the credit facility, we are required to use net proceeds of any borrowing under the credit agreement to repay existing debt and for working capital purposes. As of

-------------------------------------------------------------------------------
                                                                        PAGE 12

June 30, 2000, borrowings of $3.0 million were outstanding under this revolving credit agreement. During the quarterly period ended June 30, 2000, Luminant used these borrowings, combined with other operating cash flows, to retire $2.7 million of other outstanding secured indebtedness.

     On July 14, 2000, Wells Fargo Business Credit informed Luminant that Luminant was in default of various reporting and financial ratio covenants in its revolving credit facility. Wells Fargo has agreed to waive these defaults through September 29, 2000, provided that on September 30, 2000, the original covenants will be reinstated. Luminant is currently negotiating with Wells Fargo to amend the revolving credit facility to adjust certain of the financial ratio covenants therein and obtain a permanent waiver of the defaults referred to in the letter of July 14. In connection with negotiating such amendment and waiver, Luminant is also negotiating with certain potential outside investors for potential debt or equity financing which would cure the defaults referred to in the letter of July 14 and help Luminant to comply with applicable financial covenants going forward. Luminant cannot guarantee that it will reach agreement regarding any such outside investment, or that it will successfully negotiate the amendment and waiver described above. If Luminant were not able to obtain additional debt or equity financing or renegotiate the financial covenants, it would have to delay capital and other discretionary expenditures in order to ensure that it maintains sufficient working capital balances to fund its operations for the next twelve months. Luminant intends to improve its cash flow by billing its clients more frequently and increasing its efforts regarding collections of outstanding accounts receivable balances, in addition to its continuing efforts to improve the efficiency of its operating and capital expenditures.

7.   MATERIAL DEVELOPMENTS

Business Combination

    On June 22, 2000, the Company acquired certain assets and liabilities of New York Consulting Partners, LLC, in exchange for approximately $0.8 million in cash and 610,331 shares of common stock, valued at approximately $6.2 million on the closing date. Goodwill of approximately $6.8 million was recorded in connection with the transaction, and is being amortized on a straight-line basis over three years. Under the terms of the agreement, the Company may be required to issue up to 58,967 additional shares based on the financial performance of New York Consulting Partners during the second quarter of 2000. We anticipate any such shares will be issued during the third quarter of 2000.

    The Company will also be required to issue up to a total of 152,583 additional shares in two equal installments on each of the first two anniversary dates of the closing, subject to the former members of New York Consulting Partners achieving certain revenue targets or operational metrics. These additional payments will be recorded as equity-based compensation in the event all requirements for issuance are met.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the three- and six-month periods ended June 30, 2000 to the corresponding periods ended June 30, 1999 for Luminant Worldwide Corporation and its subsidiaries (in Items 2 and 3 of
Part I and in Part II we will refer to Luminant Worldwide Corporation and its subsidiaries as "Luminant," the "Company," "we," "us" and "our"). The following discussion should be read in conjunction with (1) the pro forma and historical financial statements and related notes contained elsewhere in this Form 10-Q, and (2) the pro forma and historical financial statements and related notes and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 1999.

      This discussion contains or incorporates both historical and "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as

-------------------------------------------------------------------------------
                                                                        PAGE 13
amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. These forward-looking statements relate to future events and/or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results and do not intend to do so.

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

     In September 1999, we entered into an agreement with United Air Lines, Inc.("United") under which we have agreed to provide electronic commerce strategy, business planning and design services to United until June 30, 2004, but United has no obligation to purchase any services from us. Under this agreement, we have issued to United a warrant to purchase up to 300,000 shares of our common stock at an exercise price of $18.00 per share, our initial public offering price. Under the warrant, United has the immediate right to purchase 50,000 shares of common stock. Over the five year term of the agreement, United will have the right to purchase 5,000 shares of the 250,000 remaining available shares under the warrant for every $1 million of revenues we receive from United up to $50 million of revenue. Our selling, general and administrative expenses for the three- and six-month periods ended June 30, 2000 include charges of $30,000 and $72,000, respectively, related to the estimated fair market value of shares underlying the portion of this warrant earned during this period.

     Under the terms of the acquisition agreements by which we acquired the Acquired Businesses, we were required to make contingent payments to the former owners of the Acquired Companies based on the financial performance of each of the Acquired Businesses and of Luminant as a whole and, for certain former equity holders, based on the amount of certain types of revenues we receive from a particular client. In March 2000, we issued approximately $47.2 million in contingent consideration to the former owners of five of the eight Acquired Businesses as a result of the operations of the individual Acquired Businesses during the period from July 1, 1999 through December 31, 1999, including $0.55 million in cash and 1,661,392 shares of common stock. 558,032 of the 1,661,392 shares issued as contingent consideration are being held by an escrow agent pending agreement between us and a former owner of one of the eight companies regarding the amount of the contingent consideration payable

-------------------------------------------------------------------------------
                                                                        PAGE 14
under the terms of the acquisition agreement. The former owners of the Acquired Businesses earned no additional contingent consideration during the period from January 1, 2000 through June 30, 2000, and, except for the consideration currently held in escrow and except as set forth in the next paragraph, we owe no additional contingent consideration to the former owners of the Acquired Businesses under the terms of the aforementioned acquisition agreements.

     Certain former owners of one of the Acquired Businesses are still eligible to receive additional contingent consideration through June 30, 2002, based upon the amount of certain types of revenues we receive from a particular client. During the period from July 1, 1999 through December 31, 1999, the amount earned by these former owners resulting from the aforementioned revenues totaled approximately $170,000. On May 10, 2000, we issued 14,645 shares in payment of this contingent consideration. During the period from January 1, 2000 through June 30, 2000, the amount of contingent consideration earned by these former owners totaled approximately $2,159,000. This contingent consideration, together with any additional contingent consideration earned by these former owners during the period from July 1, 2000 through December 31, 2000, is payable no later than thirty days after completion of our audit for the fiscal year 2000. We currently intend to pay all of the contingent consideration earned during the aforementioned periods in shares of Luminant common stock. The number of shares to be issued will be determined based on the average trading price of our common stock during the thirty-day period preceding issuance of the shares. We have the discretion to pay anywhere from 0% to 50% of the contingent consideration described in this paragraph in cash, with the balance to be paid in stock, although under our credit agreement with Wells Fargo we have agreed not to pay more than 25% of the total contingent consideration in cash.

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

-------------------------------------------------------------------------------

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

     The pro forma combined results of operations of the Acquired Businesses for the periods presented do not represent combined results of operations presented in accordance with generally accepted accounting principles. They are only a summary of revenues, cost of services and selling, general and administrative expenses of the individual Acquired Businesses on a pro forma basis. The pro forma combined results may not be comparable to, and may not be indicative of, Luminant's post-combination results of operations. The discussion of the pro forma combined results of operations should be read in conjunction with our financial statements and related "Notes to the Consolidated Finance Statements" appearing in Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.

     The following table sets forth for us on an actual and pro forma combined basis selected statement of operations information as a percentage of revenues for the periods indicated.


                                               ACTUAL AND PRO FORMA                 ACTUAL AND PRO FORMA
                                                    RESULTS FOR                          RESULTS FOR
                                                 THE THREE MONTHS                       THE SIX MONTHS
                                                  ENDED JUNE 30,                        ENDED JUNE 30,
                                           --------------------------------    -------------------------------
                                             (ACTUAL)        (PRO FORMA)         (ACTUAL)        (PRO FORMA)
                                             --------        -----------         --------        -----------
                                               2000             1999               2000             1999
                                               ----             ----               ----             ----
Revenues                                    $ 40,165          $ 23,023           $ 73,770         $ 41,437
Cost of services                              21,417            12,927             39,272           23,811
                                            --------          --------           --------         --------
Gross margins                                 18,748            10,096             34,498           17,626
Selling, general and
    administrative expenses                   16,304             9,291             30,274           17,045
Equity-related & non-cash
    compensation expense                         562                98              1,310            6,121
Intangibles amortization                      31,044            30,387             61,823           60,774
                                            --------          --------           --------         --------
Loss from operations                        $(29,162)         $(29,680)          $(58,909)        $(66,314)
                                            ========          ========           ========         ========


REVENUES

     For the three-month period ended June 30, 2000, revenue increased $17.2 million, or 74%, to $40.2 million from $23.0 million for the three-month period ended June 30, 1999. This increase in revenue is attributable primarily to the increase in the average size of the projects performed for our largest clients and secondarily to an increase in average billing rates. Average revenues derived from

-------------------------------------------------------------------------------
                                                                        PAGE 16
our top ten clients for the three-month period ended June 30, 2000, increased approximately $0.9 million, or 113%, to approximately $1.7 million from $0.8 million for the three-month period ended June 30, 1999.

     For the six-month period ended June 30, 2000, revenue increased $32.4 million, or 78%, to $73.8 million from $41.4 million for the six-month period ended June 30, 1999. This increase in revenue is attributable primarily to the increase in the average size of the projects performed for our largest clients and secondarily to an increase in average billing rates. Average revenues derived from our top ten clients for the six-month period ended June 30, 2000, increased approximately $1.3 million, or 81%, to approximately $2.9 million from $1.6 million for the six-month period ended June 30, 1999.

COST OF SERVICES

     Cost of services consists primarily of salaries, associated employee benefits and incentive compensation for personnel directly assigned to client projects. Total cost of services increased $8.5 million, or 66%, to $21.4 million for the three-month period ended June 30, 2000 from $12.9 million for the three-month period ended June 30, 1999. These increases were due primarily to an increase of approximately 273 additional billable professionals needed to service anticipated demand for our services as well as salary increases for existing personnel.

     Total cost of services increased $15.5 million, or 65%, to $39.3 million for the six-month period ended June 30, 2000 from $23.8 million for the six-month period ended June 30, 1999. These increases were due primarily to an increase of approximately 273 additional billable professionals needed to service anticipated demand for our services as well as salary increases for existing personnel.

GROSS MARGINS

     Gross margin increased $8.6 million, or 85%, to $18.7 million for the three-month period ended June 30, 2000 from $10.1 million for the three-month period ended June 30, 1999. The gross margin increase resulted from an increase in revenue during the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999. As a percentage of revenue, gross margin improved from 44% for the three-month period ended June 30, 1999 to 47% for the three-month period ended June 30, 2000. The percentage increase primarily resulted from general increases in billing rates and an increased portion of business revenues derived from high margin consulting projects. The margin improvement was offset to some extent by increases in direct headcount expenses, including the addition of personnel at competitive market salaries and wage adjustments to existing personnel.

     Gross margin increased $16.9 million, or 96%, to $34.5 million for the six-month period ended June 30, 2000 from $17.6 million for the six-month period ended June 30, 1999. The gross margin increase reflects an increase in revenue during the six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999. As a percentage of revenue, gross margin improved from 43% for the six-month period ended June 30, 1999 to 47% for the six-month period ended June 30, 2000. The percentage increase primarily resulted from general increases in billing rates and an increased portion of business revenues derived from high margin consulting projects. The margin improvement was offset to some extent by increases in direct headcount expenses, including addition of personnel at competitive market salaries and wage adjustments to existing personnel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling expenses consist of salaries, bonuses, commissions, and benefits for our sales and marketing staff, as well as other marketing and advertising expenses. General and administrative costs consist of salaries, bonuses and related employee benefits for executive, senior management, finance, recruiting and administrative employees, training, travel and other corporate costs. General and administrative costs also include facilities costs, depreciation, and computer and office equipment operating leases. Selling, general and administrative costs increased $7.0 million, or 75%, from $9.3 million for the three month period ended June 30, 1999, to $16.3

-------------------------------------------------------------------------------
                                                                        PAGE 17
million for the three-month period ended June 30, 2000. This increase was due primarily to expenses associated with the expansion of facilities to support our growth, including insurance, utilities and depreciation of leasehold improvements, furniture, and additional computer hardware and software. The increase was also attributable to an increase in the number of administrative personnel to service the larger number of billable professionals on staff. Lastly, the increase was also partially due to a $1.0 million increase in spending for sales and marketing efforts.

     Selling, general and administrative costs increased $13.3 million, or 78%, from $17.0 million for the six-month period ended June 30, 1999, to $30.3 million for the six-month period ended June 30, 2000. This increase was due primarily to expenses associated with the expansion of facilities to support our growth, including insurance, utilities and depreciation of leasehold improvements, furniture, and additional computer hardware and software. The increase was also attributable to an increase in the number of administrative personnel to service the larger number of billable professionals on staff.

     As a percentage of revenue, selling, general and administrative expenses increased from 40% for the three-month period ended June 30, 1999 to 41% for the three-month period ended June 30, 2000. As a percentage of revenue, selling, general and administrative expenses remained constant at 41% for the six-month periods ended June 30, 1999 and 2000. We do not expect that selling, general and administrative expenses will increase materially as a percentage of revenues during the remainder of 2000.

EQUIY-RELATED AND NON-CASH COMPENSATION EXPENSE

     For the three- and six-month periods ended June 30, 1999, the pro forma statement of operations includes $1.3 and $6.1 million, respectively, of equity-related compensation expenses for the value of options granted at exercise prices below fair market value to employees of Align and certain employees of businesses aqcuired by Align. As all of these options continue to vest, non-cash equity-related expense relating to these options will decline. The charges for these options are $1.3 million and $0.7 million, for the six months ended June 30, 2000 and the three months ended March 31, 2000, respectively.

INTANGIBLES AMORTIZATION

     As a result of the purchase of our Acquired Businesses, we recorded approximately $303.6 million of goodwill. This amount, as well as goodwill resulting from certain historical acquisitions by the Acquired Businesses, is being amortized over a period of three years. Under the terms of the acquisition agreements by which we acquired the Acquired Businesses, we were required to make contingent payments to the former owners of the Acquired Companies based on the financial performance of each of the Acquired Businesses and of Luminant as a whole and, for certain former equity holders, based on the amount of certain types of revenues we receive from a particular client. In March 2000, we issued approximately $47.2 million in contingent consideration to the former owners of five of the eight Acquired Businesses as a result of the operations of the individual Acquired Businesses during the period from July 1, 1999 through December 31, 1999, including $0.55 million in cash and 1,661,392 shares of common stock. 558,032 of the 1,661,392 shares issued as contingent consideration are being held by an escrow agent pending agreement between us and a former owner of one of the eight companies regarding the amount of the contingent consideration payable under the terms of the acquisition agreement. The former owners of the Acquired Businesses earned no additional contingent consideration during the period from January 1, 2000 through June 30, 2000, and, except for the consideration currently held in escrow and except as set forth in the next paragraph, we owe no additional contingent consideration to the former owners of the Acquired Businesses under the terms of the aforementioned acquisition agreements.

     Certain former owners of one of the Acquired Businesses are still eligible to receive additional contingent consideration through June 30, 2002, based upon the

-------------------------------------------------------------------------------
                                                                        PAGE 18
amount of certain types of revenues we receive from a particular client.
During the period from July 1, 1999 through December 31, 1999, the amount earned by these former owners resulting from the aforementioned revenues totaled approximately $170,000. On May 10, 2000, we issued 14,645 shares in payment of this contingent consideration. During the period from January 1, 2000 through June 30, 2000, the amount earned by these former owners totaled approximately $2,159,000. This contingent consideration, together with any additional contingent consideration earned by these former owners during the period from July 1, 2000 through December 31, 2000, is payable no later than thirty days after completion of our audit for the fiscal year 2000. We currently intend to pay all of the contingent consideration earned during the aforementioned periods in shares of Luminant common stock. The number of shares to be issued will be determined based on the average trading price of our common stock during the thirty-day period preceding issuance of the shares. We have the discretion to pay anywhere from 0% to 50% of the contingent consideration described in this paragraph in cash, with the balance to be paid in stock, although under our credit agreement with Wells Fargo we have agreed not to pay more than 25% of the total contingent consideration in cash.

     In connection with the goodwill resulting from the acquisition of the Acquired Businesses and subsequent valuation of contingent consideration, we recorded pro forma and actual amortization expense of approximately $60.8 and $61.8 of the pro forma and actual six-month periods ended June 30, 1999 and 2000, respectively.

     On June 22, 2000, the Company acquired certain assets and liabilities of New York Consulting Partners, LLC, in exchange for approximately $0.8 million in cash and 610,331 shares of common stock, valued at approximately $6.2 million on the closing date. Goodwill of approximately $6.8 million was recorded in connection with the transaction, and is being amortized on a straight-line basis over three years. Under the terms of the agreement, the Company may be required to issue up to 58,967 additional shares based on the financial performance of New York Consulting Partners during the second quarter of 2000. We anticipate any such shares will be issued during the third quarter of 2000.

     The Company will also be required to issue up to a total of 152,583 additional shares in two equal installments on each of the first two anniversary dates of the closing, subject to the former members of New York Consulting Partners achieving certain revenue targets or operational metrics. These additional payments will be recorded as equity-based compensation in the event all requirements for issuance are met.

RESULTS OF OPERATIONS - HISTORICAL

    For historical financial statement purposes, Align has been determined to be the accounting acquirer. For the six months ended June 30, 1999, the information relates to Align on a stand-alone basis. For the six months ended June 30, 2000, the information relates to Luminant and its subsidiaries on a consolidated basis and presents Align as the accounting acquirer. Except as we note below, the addition of the operating results for all of the Acquired Businesses beginning on September 21, 1999 principally accounts for the changes in the 2000 periods from the 1999 periods. For a discussion of pro forma operations for the year ended December 31, 1999, see "Results of Operations - Pro Forma Combined."

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

REVENUES

     Revenues increased $63.0 million, or 583%, from $10.8 million for the six months ended June 30, 1999 to $73.8 million for the six months ended June 30, 2000.

GROSS MARGINS

-------------------------------------------------------------------------------
                                                                        PAGE 19

     Gross margin increased $29.8 million, or 634%, from $4.7 million for the six months ended June 30, 1999 to $34.5 million for the six months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $24.8 million, or 451% from $5.5 million for the six months ended June 30, 1999 to $30.3 million for the six months ended June 30, 2000. As a percent of sales, this expense category decreased from 51% to 41% for the six months ended June 30, 1999 and 2000, respectively, as a result of increased efficiencies in our administrative process.

EQUITY-RELATED & NON-CASH COMPENSATION EXPENSE

     For the six months ended June 30, 1999, Align recorded $3.3 million of equity-related compensation expenses for the value of options granted at exercise prices below fair market value to employees of Align and certain employees of businesses acquired by Align. As all of these options continue to vest, non-cash equity-related expense relating to these options will decline. For the six months ended June 30, 2000, the charge for options is $1.3 million.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

REVENUES

     Revenues increased $33.7 million, or 518%, from $6.5 million for the three months ended June 30, 1999 to $40.2 million for the three months ended June 30, 2000.

GROSS MARGINS

     Gross margin increased $16.1 million, or 619% from $2.6 million for the three months ended June 30, 1999 to $18.7 million for the three months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased $13.0 million, or 394% from $3.3 million for the three months ended June 30, 1999 to $16.3 million for the three months ended June 30, 2000. As a percent of sales, this expense category decreased from 52% to 41% for the three months ended June 30, 1999 and 2000, respectively, as a result of increased efficiencies in our administrative process.

EQUITY-RELATED & NON-CASH COMPENSATION EXPENSE

     For the three months ended June 30, 1999, Align recorded $0.1 million of equity-related compensation expenses for the value of options granted at exercise prices below fair market value to employees of Align and certain employees of businesses acquired by Align. For the three months ended June 30, 2000, the charge for options is $0.6 million.

INTANGIBLES AMORTIZATION

     During 1999, Align, the accounting acquirer, completed the acquisitions of Synapse Group, Inc., Fifth Gear Media Corporation and certain assets of inmedia, inc. Goodwill of approximately $15.9 million was recorded in connection with these transactions.

     As a result of the purchase of our Acquired Businesses, we recorded approximately $303.6 million of goodwill. These amounts, as well as goodwill resulting from

-------------------------------------------------------------------------------
                                                                        PAGE 20
certain historical acquisitions by the Acquired Businesses, are being amortized over a period of three years.

     Please see "Results of Operations - Actual and Pro Forma Combined - Intangibles Amortization" for a discussion of additional amortization related to contingent consideration paid pursuant to the terms of the acquisition agreements by which we acquired the Acquired Businesses and New York Consulting Partners.

LIQUIDITY AND CAPITAL RESOURCES

     Luminant Worldwide Corporation is a holding company that conducts its operations through its subsidiaries. Accordingly, its principal sources of liquidity are the cash flows of its subsidiaries, the unallocated net proceeds of the Offering, and cash available from Luminant's line of credit.

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

     As of June 30, 2000, we had $8.9 million in cash, cash equivalents and short-term investments. Net cash used by operations for the six months ended June 30, 2000 was $10.4 million, as compared to net cash used in operations of $0.2 million for the six months ended June 30, 1999. This difference resulted in part from a $11.3 million aggregate increase in receivables (including receivables due from a related party) and unbilled revenues caused by our expanded billing-base and increased revenues. In the second quarter of 2000, cash flow from operations was $4.1 million. The second quarter saw continuing increases in aggregate receivables driven by expansion of the size of our client relationships.

     The decrease in cash balances from $30.5 million at December 31, 1999 to $8.9 million at June 30, 2000 resulted from the fact that while we paid salaries and other employment related costs for personnel during this period on a current basis, the amount of uncollected revenues earned by these personnel related to services performed for our clients, grew from December 31, 1999 to June 30, 2000. Simultaneously, accounts payable decreased $2.1 million in the first two quarters of the year, the decrease primarily driven by centralization of accounts payable functions.

     At June 30, 2000, cash overdrafts of $3.1 million represent uncleared checks on our zero-balance disbursement account. As checks are presented for payment, funds are covered by operating cash or increases in the company's line of credit.

     Net cash used in investing activities amounted to $10.5 million during the six months ended June 30, 2000, representing primarily capital expenditures for leasehold improvements to new offices in New York, New York and in Dallas, Texas, as well as installation of an integrated financial accounting system.

     Our capital expenditures for the six months ended June 30, 2000 were approximately $9.4 million. This amount includes $4.8 million for the completion and occupation of our consolidated offices in New York and in Dallas. Also, we incurred $0.6 million for implementation of an integrated financial accounting platform consolidating the financial reporting systems of the Acquired Businesses. Historically, capital expenditures have been used primarily for leasehold improvements, furniture, computer and software purchases. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

-------------------------------------------------------------------------------

     Net cash used by financing activities equaled $0.7 million for the six months ended June 30, 2000, primarily representing a reduction of our outstanding borrowings under long-term debt and debt paid by our new line of credit and operating cash flow. Debt reduction was partially offset by proceeds from the exercise of stock options under our long-term incentive plan.

     For a discussion of certain contingent consideration which we have paid and may in the future be required to pay to certain former owners of the Acquired Businesses and to the former owners of New York Consulting Partners, please see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Intangibles Amortization."

     Prior to the initial filing of the Registration Statement, we entered into agreements to acquire the Acquired Businesses. On or about September 2, 1999, we amended the acquisition agreements to change what the former owners of the Acquired Businesses would receive as consideration for their interests in the Acquired Businesses. It is possible that the former owners of the Acquired Businesses who received common stock as part of the acquisition may allege that the offering and sale of the shares of common stock to them should be integrated with the offering and sale of the common stock to the public in connection with our initial public offering, and that the offering and sale of shares to the former owners of the Acquired Businesses was not made in accordance with the requirements of Section 5 of the Securities Act of 1933. Generally, the statute of limitations for this type of claim is one year after the date of the alleged violation and, if successful, would entitle the owners to rescind the issuance of the shares to them and demand a return to them of the shares of the applicable Acquired Business or make a monetary claim for the value of those shares. This claim could be made for all of the 18,278,501 shares of voting and non-voting common stock received by the owners of the Acquired Businesses as consideration (including the shares issued as contingent consideration in March 2000 and May 2000), which represents a total potential claim of $346.2 million. We believe that the offer and sale of common stock to the former owners of the Acquired Businesses qualifies for a private placement exemption and should not be integrated with the offer and sale of the common stock to the public in connection with our initial public offering. We also believe that the agreement by the former owners of the Acquired Businesses to release and not to pursue any rescission or other claims and to recontribute proceeds from any rescission or other claims should be enforceable and not in violation of Section 14 because the former owners entered into these agreements with knowledge of the existence of their potential rescission and other claims after those potential claims had matured by virtue of their execution of the amended acquisition agreements. We cannot assure you, however, that the former owners of the Acquired Businesses would fail in arguing that the offering of shares of common stock to them should be integrated with the initial public offering, or that their agreements to forego any rescission or other claims and to recontribute the proceeds of any rescission or other claims to us will be enforceable under applicable law. We intend to vigorously defend any rescission or other claim by the owners of the eight companies.

     In March 2000, we entered into a $15 million revolving credit agreement with Wells Fargo Business Credit, Inc. for a senior secured credit facility. The initial term of the credit agreement extends until March 31, 2003 and is renewable for successive one year terms thereafter. Borrowings under this credit agreement accrue interest at a rate of, at our option, either (1) the prime rate of Wells Fargo Bank, N.A.-San Francisco, or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 250 basis points. If we generate operating cash flow of at least $14.0 million for the fiscal year ended December 31, 2000, the available interest rates described in the preceding sentence will be reduced to (1) the prime rate of Wells Fargo Bank N.A. minus 25 basis points, and (2) the rate at which U.S. Dollar deposits are offered to the major banks in the London Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 225 basis points, respectively. The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial covenants, restriction on certain acquisitions. Among other financial covenants, the credit agreement requires us to maintain liquid assets of at least $15 million and unrestricted cash of at least $10 million at all times. Under the terms of the credit facility, we are required to use net proceeds of any borrowing under the

-------------------------------------------------------------------------------
credit agreement to repay existing debt and for working capital purposes. As of June 30, 2000, we had total borrowings of $3.0 million outstanding under the facility, incurring interest at 9% per annum.

     On July 14, 2000, Wells Fargo Business Credit informed Luminant that Luminant was in default of various reporting and financial ratio covenants in its revolving credit facility. Wells Fargo has agreed to waive these defaults through September 29, 2000, provided that on September 30, 2000, the original covenants will be reinstated. Luminant is currently negotiating with Wells Fargo to amend the revolving credit facility to adjust certain of the financial ratio covenants therein and obtain a permanent waiver of the defaults referred to in the letter of July 14. In connection with negotiating such amendment and waiver, Luminant is also negotiating with certain potential outside investors for potential debt or equity financing which would cure the defaults referred to in the letter of July 14 and help Luminant to comply with applicable financial covenants going forward. Luminant cannot guarantee that it will reach agreement regarding any such outside investment, or that it will successfully negotiate the amendment and waiver described above. If Luminant were not able to obtain additional debt or equity financing or renegotiate the financial covenants, it would have to delay capital and other discretionary expenditures in order to ensure that it maintains sufficient working capital balances to fund its operations for the next twelve months. Luminant intends to improve its cash flow by billing its clients more frequently and increasing its efforts regarding collections of outstanding accounts receivable balances, in addition to its continuing efforts to improve the efficiency of its operating and capital expenditures.

     As a result of the acquisitions of the Acquired Businesses, we assumed current and long-term debt of $5.7 million and $3.7 million, respectively. Of those amounts, $1.4 million current debt and $2.6 million long-term debt were repaid from proceeds of our initial public offerings or from operations and $2.8 was repaid from borrowings under our Wells Fargo credit facility. As of June 30, 2000, we had a total of $4.0 million in outstanding current and long-term indebtedness (excluding obligations under our revolving credit facility with Wells Fargo Business Credit, Inc.). The weighted average interest rate on our obligations (excluding obligations under our revolving credit facility with Wells Fargo Business Credit, Inc.) at June 30, 2000 was 9.2%. Certain of our notes payable contain restrictive covenants, the most restrictive of which requires us to maintain certain levels of eligible receivables as well as financial ratios related to total debt, tangible net worth, and working capital, among other restrictions. At August 1, 2000, we were in compliance with, or had obtained waivers for, all debt covenants.

     We intend to pursue acquisition opportunities. The timing, size or success of any acquisition and the associated potential capital expenditures and commitments are unpredictable. To the extent that we are successful in closing acquisitions, it may be necessary to finance the acquisitions through the issuance of additional equity securities, creation of new debt, or both. In addition, we cannot assure you that our working capital needs will not exceed anticipated levels or working capital

-------------------------------------------------------------------------------
generated will be sufficient to fund our operations. As a result, we may be required to obtain additional financing from bank borrowings or debt or equity offerings. Please see "-- Results of Operations -- Actual and Pro Forma Combined - Intangibles Amortization" for a description of our acquisition of New York Consulting Partners in June 2000.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. We have not purchased any futures contracts nor have we purchased or held any derivative financial instruments for trading purposes during the six months ended June 30, 2000. Our primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase.

     We currently have various lines of credit and notes payable with aggregate maximum borrowings totaling approximately $19.0 million. An increase in the prime rate (a benchmark pursuant to which interest rates applicable to borrowings under the credit facilities may be set) equal to 10% of the prime rate, for example, would have increased our consolidated interest by less than $20,000 for the quarter ended June 30, 2000. Based on maximum borrowing levels under the Wells Fargo line of credit, a 10% increase in the line of credit would increase annual interest expense by approximately $77,000. We have not entered into any interest rate swaps or other hedging arrangements with respect to the interest obligations under these lines of credit.

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

     On May 1, 2000, Eric Reed exercised options to purchase 6,115 shares of our common stock at a price of $1.52 per share. An exemption is claimed under
Section 4(2) of the Securities Act.

     On June 22, 2000, Luminant acquired certain assets and liabilities of New York Consulting Partners, LLC, in exchange for approximately $0.8 million in cash and 610,331 shares of common stock, valued at approximately $6.2 million on the closing date. Under the terms of the agreement, Luminant may be required to issue up to 58,967 additional shares based on the financial performance of New York Consulting Partners during the second quarter of 2000. Luminant will also be required to issue up to a total of 152,583 additional shares of common stock in two equal installments on each of the first two anniversary dates of the closing, subject to the former members of New York Consulting Partners achieving certain revenue targets or operational metrics. An exemption is claimed under Rule 506 of Regulation D promulgated under the Securities Act.

-------------------------------------------------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On July 14, 2000, Wells Fargo Business Credit informed Luminant that Luminant was in default of various reporting and financial ratio covenants in its revolving credit facility. Wells Fargo has agreed to waive these defaults through September 29, 2000, provided that on September 30, 2000, the original covenants will be reinstated. Luminant is currently negotiating with Wells Fargo to amend the revolving credit facility to adjust certain of the financial ratio covenants therein and obtain a permanent waiver of the defaults referred to in the letter of July 14. In connection with negotiating such amendment and waiver, Luminant is also negotiating with certain potential outside investors for potential debt or equity financing which would cure the defaults referred to in the letter of July 14 and help Luminant to comply with applicable financial covenants going forward. Luminant cannot guarantee that it will reach agreement regarding any such outside investment, or that it will successfully negotiate the amendment and waiver described above. If Luminant were not able to obtain additional debt or equity financing or renegotiate the financial covenants, it would delay capital and other discretionary expenditures in order to ensure that it maintains sufficient working capital balances. Luminant intends to improve its cash flow by billing its clients more frequently and increasing its efforts regarding collections of outstanding accounts receivable balances, in addition to its continuing efforts to improve the efficiency of its operating and capital expenditures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the stockholders of Luminant was held on May 22, 2000. Luminant did solicit proxies. The stockholders of the shares of Luminant common stock entitled to vote at the Annual Meeting voted on and approved the following matters:

         A. Election of eight directors, each to serve for a term expiring at the Annual Meeting of Luminant's stockholders to be held in 2001 and until his successor is duly elected and qualified.

                                                              Number of Shares
                                                              ----------------

                           Name of Director                   For               Withheld
                           ----------------                   ---               --------
                           Randolph L. Austin                 14,599,024        168,305
                           James R. Corey                     13,857,484        909,845
                           Michael J. Dolan                   14,599,024        168,305
                           Michael H. Jordan                  14,599,024        168,305
                           Guillermo G. Marmol                13,857,484        909,845
                           Donald S. Perkins                  14,599,024        168,305
                           Richard M. Scruggs                 14,599,024        168,305
                           George P. Stamas                   14,599,024        168,305

         B. Ratification of Arthur Andersen LLP as Luminant's independent accountants for the fiscal year ending December 31, 2000.

                                                                       Number of Shares
                                                                       ----------------

                                                     For               Against          Abstentions
                                                     ---               -------          -----------

                                                     14,688,826         96,873           1,630



         C. Approval of Luminant's 2000 Employee Stock Purchase Plan.

                                                                       Number of Shares
                                                                       ----------------


-------------------------------------------------------------------------------

                                                     For               Against          Abstentions
                                                     ---               -------          -----------

                                                     14,727,365         37,504           2,460




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits



Exhibit
Number            Description
------            -----------

10.1 2000 Employee Stock Purchase Plan (incorporated by reference to Schedule 14A of the Company filed with the Securities and Exchange Commission on April 19, 2000).

10.2 Employment Agreement dated June 29, 1999 by and between Christopher Meshginpoosh and Luminant Worldwide Corporation.

10.3 Credit and Security Agreement dated as of April 5, 2000 by and among Wells Fargo Business Credit, Inc., Luminant Worldwide Corporation and the subsidiaries of Luminant named therein.

27.1              Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LUMINANT WORLDWIDE CORPORATION


Date:   August 14, 2000             By:       /S/  GUILLERMO G. MARMOL
                                         --------------------------------------
                                    Guillermo G. Marmol
                                      Chief Executive Officer and Director


Date:   August 14, 2000             By:       /S/  THOMAS G. BEVIVINO
                                         --------------------------------------
                                    Thomas G. Bevivino
                                      Chief Financial Officer & Secretary
                                      (Principal Accounting and Chief Financial
                                      Officer)


-------------------------------------------------------------------------------
                                                                        PAGE 26