Form 10-Q
period 2000-09-30
LUMINANT WORLDWIDE CORP
filed 2000-11-14
CIK 1087322

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For quarterly period ended September 30, 2000 Commission File Number 000-26977


                         LUMINANT WORLDWIDE CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          75-2783690
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

     Number of shares of common stock (including non-voting common stock) outstanding at October 31, 2000: 27,168,480


--------------------------------------------------------------------------------

                             TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------

      PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements
           Pro Forma Combined Financial Information
            Organization and Basis of Presentation                                       3

           Actual and Pro Forma Combined Statements of Operations:
            Actual and Pro Forma Combined Statements of Operations for the three months ended September 30, 2000 and 1999 and the nine months ended
             September 30, 2000 and 1999 (unaudited)                                     4

           Historical Financial Statements:
            Consolidated Balance Sheets, September 30, 2000 (unaudited) and
             December 31, 1999                                                           6

            Consolidated Statements of Operations for the three months ended
             September 30, 2000 and 1999 and the nine months ended September 30,
             2000 and 1999 (unaudited)                                                   7

            Condensed Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2000 and 1999 (unaudited)                               8

            Notes to Consolidated Financial Statements (unaudited)                      10

        Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                        14

        Item 3. Quantitative and Qualitative Disclosure About Market Risk               25

      PART II - OTHER INFORMATION

        Item 1. Legal Proceedings - None                                                25

        Item 2. Changes in Securities and Use of Proceeds                               25

        Item 3. Defaults upon Senior Securities                                         26

        Item 4. Submission of Matters to a Vote of Security Holders                     26

        Item 5. Other Information - None                                                26

        Item 6. Exhibits and Reports on Form 8-K                                        27


------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRO FORMA COMBINED FINANCIAL INFORMATION

ORGANIZATION AND BASIS OF PRESENTATION

     Luminant Worldwide Corporation ("Luminant"), a Delaware corporation, was formed in August 1998 for the purpose of acquiring existing Internet and electronic commerce professional services businesses providing a wide range of interactive services throughout the United States. Prior to September 1999, Luminant did not conduct any material operations. On September 21, 1999, we closed our initial public offering of 4,665,000 shares of common stock and the direct sale of 835,000 shares of non-voting common stock to Young & Rubicam, at a price of $18.00 per share. On October 19, 1999, we issued 278,986 additional shares of common stock in connection with the exercise of the underwriters' over-allotment option, at a price of $18.00 per share.

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

     -    Integrated Consulting, Inc. (d/b/a/ i.con interactive);

     -    InterActive8, Inc.;

     -    Multimedia Resources, LLC;

     -    Potomac Partners Management Consulting, LLC; and

     -    RSI Group, Inc. and subsidiaries.

     For financial statement presentation purposes, (i) Align Solutions Corp.("Align"), one of the Acquired Businesses, is presented as the acquirer of the other Acquired Businesses and Luminant, (ii) these acquisitions are accounted for in accordance with the purchase method of accounting, and (iii) the effective date of these acquisitions is September 21, 1999. As used in Item 1 of Part 1, the term "Company" means (1) Align prior to September 21, 1999 and
(2) Align, the other Acquired Businesses and Luminant on that date and thereafter.

     The accompanying unaudited pro forma combined statements of operations for the three and nine months ended September 30, 1999 assume that Luminant completed the following transactions on January 1, 1999, in each period presented:

     - issuance and sale in the IPO of 4,665,000 shares of its common stock (excluding shares it sold on the exercise of its underwriters' over-allotment option) at $18.00 per share;

     - issuance and sale of 835,000 shares of non-voting common stock to Young & Rubicam at $18.00 per share;

     - issuance of 1,676,039 shares in payment of contingent consideration issued under the terms of the acquisition agreements; and

     - acquisition of the eight Acquired Businesses and its payment of the purchase prices for those businesses.


    The pro forma combined statement of operations for the three- and nine-month periods ended September 30, 1999 also reflects pro forma adjustments for:

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


--------------------------------------------------------------------------------

     - adjustments to increase expenses related to budgeted compensation for additional corporate management, board of directors' expenses, other administrative expenses, and other additional expenses of being a public entity.

     The pro forma combined results of operations of the Acquired Businesses for the nine months ended September 30, 1999 do not represent combined results of operations presented in accordance with generally accepted accounting principles. They are only a summation of the revenues, costs of services and selling, general and administrative expenses of the individual Acquired Businesses on a pro forma basis. The pro forma combined results may not be comparable to, and may not be indicative of, Luminant's post-combination results of operations. The discussion of the pro forma combined results of operations should be read in conjunction with our financial statements and related "Notes to the Consolidated Financial Statements" appearing in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.


                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
             ACTUAL AND PRO FORMA COMBINED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts; Unaudited)

                                                      THREE MONTHS                NINE MONTHS
                                                   ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                 ----------------------      ------------------------
                                                 (ACTUAL)     (PRO FORMA)    (ACTUAL)      (PRO FORMA)
                                                   2000          1999          2000           1999
                                                 --------      --------      ---------      ---------
Revenues                                         $ 38,028      $ 26,446      $ 111,798      $  67,883
Cost of services                                   24,379        14,473         63,651         38,284
                                                 --------      --------      ---------      ---------
Gross margins                                      13,649        11,973         48,147         29,599
Selling, general and administrative expenses       23,484        11,204         53,758         28,249
Equity-related & non-cash compensation
    expense                                            15         9,674          1,325         15,795
Intangibles amortization                           32,062        30,387         93,885         91,161
Restructuring charge                                  940            --            940             --
                                                 --------      --------      ---------      ---------
Loss from operations                              (42,852)      (39,292)      (101,761)      (105,606)
Interest income (expense), net                       (303)         (233)          (164)          (523)
Other expense, net                                     --          (381)            --           (531)
                                                 --------      --------      ---------      ---------
Loss before provision for income taxes            (43,155)      (39,906)      (101,925)      (106,660)
Provision for income taxes                             --            --             --             --
                                                 --------      --------      ---------      ---------
Net loss                                         $(43,155)     $(39,906)     $(101,925)     $(106,660)
                                                 ========      ========      =========      =========
Net loss per share, basic & diluted              $  (1.59)     $  (1.67)     $   (3.89)     $   (4.46)
                                                 ========      ========      =========      =========

Weighted average shares
  outstanding, basic and diluted                   27,119        23,934         26,193         23,934
                                                 ========      ========      =========      =========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
          OF THESE ACTUAL AND PRO FORMA COMBINED FINANCIAL STATEMENTS.



--------------------------------------------------------------------------------

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
         NOTES TO ACTUAL AND PRO FORMA COMBINED STATEMENTS OF OPERATIONS

     The following table summarizes the weighted average number of shares of common stock used in calculating actual and pro forma net loss per share:

                WEIGHTED AVERAGE SHARES USED IN COMPUTING ACTUAL
                        AND PRO FORMA NET LOSS PER SHARE

                            (In thousands; Unaudited)

                                                           THREE MONTHS            NINE MONTHS
                                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                        --------------------  ---------------------
                                                        (ACTUAL) (PRO FORMA)  (ACTUAL)  (PRO FORMA)
                                                         ------     ------     ------     ------
                                                          2000       1999       2000       1999
                                                         ------     ------     ------     ------
Number of Shares issued:
  To Align's owners                                       4,678      4,678      4,678      4,678
  To owners of Acquired Businesses other than Align      11,924     11,924     11,924     11,924
  To the initial stockholders and certain management
        personnel of Luminant                             1,832      1,832      1,832      1,832
  In the IPO, together with Young & Rubicam's direct
        purchase of shares                                5,500      5,500      5,500      5,500
  In the exercise of underwriters' over-allotment
        option                                              279                   279
  In contingent consideration to former shareholders
        of Acquired Businesses                            1,676                 1,221
  Exercise of options granted to former option
        holders of Acquired Business and employee
        incentives                                          617                   535
  To owners of New York Consulting Partners, LLC
        ("NYCP")                                            610                   221
  Other shares                                                3                     3
                                                         ------     ------     ------     ------
  Number of shares used in calculating basic and
        diluted net (loss) per share                     27,119     23,934     26,193     23,934
                                                         ======     ======     ======     ======


     The computation of net loss and diluted net loss per share excludes Common Stock issuable upon exercise of certain employee stock options and upon exercise of certain outstanding convertible debentures, warrants and other options, as their effect is anti-dilutive.


--------------------------------------------------------------------------------

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                              2000           1999
                                                           (UNAUDITED)
                                                            ---------      ---------

                           ASSETS

Current Assets:
    Cash and cash equivalents                               $  20,906      $  30,508
    Accounts receivable, net of allowance of $5,150
      and $1,609                                               34,116         20,524
    Unbilled revenues                                           4,641          3,185
    Related party, employee and other receivables               8,316          3,216
    Prepaid expenses and other assets                           1,757          1,432
                                                            ---------      ---------
      Total current assets                                     69,736         58,865

Property and equipment, net                                    14,628          6,193
Goodwill and other intangibles, net of
  accumulated amortization of $125,677 and $31,792            249,785        332,679
Other assets                                                    1,489            430
                                                            ---------      ---------
         Total assets                                       $ 335,638      $ 398,167
                                                            =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           10,474          9,447
    Contingent consideration                                    3,181         45,006
    Customer deposits                                           1,047          2,415
    Accrued and other liabilities                              14,462         11,167
    Notes payable                                              27,906          6,013
    Current maturities of long-term debt                          268            497
                                                            ---------      ---------

         Total current liabilities                             57,338         74,545

Long-term debt, net of current maturities                         737          1,531
Other long-term liabilities                                       397             --
Commitments and contingencies
                                                            ---------      ---------
       Total long-term liabilities                              1,134          1,531

Stockholders' equity:
    Common stock                                                  272            246
    Additional paid-in capital                                449,797        390,645
    Retained deficit                                         (172,903)       (68,800)
                                                            ---------      ---------
Total stockholders' equity                                    277,166        322,091
                                                            ---------      ---------
         Total liabilities and stockholders' equity         $ 335,638      $ 398,167
                                                            =========      =========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts; Unaudited)


                                                     THREE MONTHS                   NINE MONTHS
                                                   ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                 -----------------------      -----------------------
                                                   2000          1999           2000           1999
                                                 --------      ---------      ---------      --------
Revenues                                         $ 38,028      $  11,219      $ 111,798      $ 22,012
Cost of services                                   24,379          6,944         63,651        13,316
                                                 --------      ---------      ---------      --------
Gross margins                                      13,649          4,275         48,147         8,696

Operating expenses:
Selling, general and administrative expenses       23,484          3,612         53,758        10,838
Equity-related & non-cash compensation expense         15         13,020          1,325        13,020
Intangibles amortization                           32,062          4,079         93,885         5,445
Restructuring charge                                  940             --            940            --
                                                 --------      ---------      ---------      --------
Total operating expenses:                          56,501         20,711        149,908        29,303

Loss from operations                              (42,852)       (16,436)      (101,761)      (20,607)
Interest income (expense), net                       (303)           (24)          (164)          (49)
Other expense, net                                     --            (14)            --           (14)
                                                 --------      ---------      ---------      --------

Loss before provision for income taxes            (43,155)       (16,474)      (101,925)      (20,670)
Provision for income taxes                             --             --             --            --
                                                 --------      ---------      ---------      --------

Net loss                                         $(43,155)     $ (16,474)     $(101,925)     $(20,670)
                                                 ========      =========      =========      ========
Net loss per share, basic & diluted              $  (1.59)     $   (2.12)     $   (3.89)     $  (3.63)
                                                 ========      =========      =========      ========

Weighted average shares
  outstanding, basic & diluted                     27,119          7,784         26,193         5,702
                                                 ========      =========      =========      ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; Unaudited)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              ------------------------
                                                                2000           1999
                                                              ---------      ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                      $(101,925)     $ (20,670)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
     Depreciation and amortization                               97,191          5,245
     Non-cash interest expense                                      126             --
     Equity-related & non-cash compensation                       1,325         14,020
     Bad debt provisions                                         49,602            780
     Expenses for warrants issued to a customer                      74          1,175
     Loss on disposition of assets                                    1             --
Changes in assets and liabilities, excluding
  effects of acquisitions:
     Accounts receivable                                        (18,552)        (5,705)
     Unbilled revenues                                           (1,178)           611
     Related party and other receivables                         (5,100)            --
     Prepaid expenses and other current assets                     (325)          (536)
     Other non-current assets                                       (60)         1,496
     Accounts payable                                             1,027          7,344
     Customer deposits                                           (1,368)            --
     Accrued and other liabilities                                2,551          (610)
     Other long-term accrued liabilities                            397             --
                                                              ---------      ---------
         Net cash used in operating activities                  (20,855)         3,150

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                       (11,677)        (1,245)
     Note receivable                                                 --            (35)
     Payments for acquisitions accounted for as purchases          (963)       (33,303)
                                                              ---------      ---------
         Net cash used in investing activities                  (12,640)       (34,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                   11,572            510
   Repayments of notes payable                                   (3,359)        (3,058)
   Proceeds from 6% convertible debentures                       13,451          1,061
   Debt issue costs for 6% convertible debentures                (1,000)
   Repayments of long-term debt                                    (824)           (64)
   Proceeds from warrants                                         3,549
   Proceeds from issuances of common stock:
     Common stock (net)                                              --         83,806
     Distributions to stockholders                                   --        (21,473)
     Options exercised                                              504             --
                                                              ---------      ---------
         Net cash provided by financing activities               23,893         60,782
                                                              ---------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (9,602)        29,349

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 30,508             --
                                                              ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  20,906      $  29,349
                                                              =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                 $     727      $      85
                                                              =========      =========

NONCASH INVESTING AND FINANCING ACTIVITY:
     Extinquishment of contingent consideration through
        issuance of common stock, including dividend to
        Accounting Acquirer                                   $  47,184      $    --
     Acquisition through issuance of common stock                  --          213,460
--------------------------------------------------------------------------------

     Dividend to Accounting Acquirer                             (2,178)            --
     Additional contingent consideration payable
        to former owners                                            170             --
     Options issued to non-employees                                138             --
     Acquisitions financed with equity                            6,180         15,043

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

     Luminant Worldwide Corporation ("Luminant"), a Delaware Corporation, was founded in August 1998 to create a leading single-source Internet service company that provides electronic commerce professional services to Global 1000 companies, Internet based companies and other organizations. Prior to September 1999, it did not conduct any material operations. On September 21, 1999, it completed its initial public offering of common stock and concurrently acquired seven operating businesses and the assets of Brand Dialogue-New York (the "Acquired Businesses").

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

     Operating results for interim periods are not necessarily indicative of the results for full years. You should read these condensed consolidated financial statements together with the audited financial statements of the Company as of and for the year ended December 31, 1999, and the notes thereto, which are included on the Company's 1999 Form 10-K.

     Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation.

2. COMPREHENSIVE INCOME (LOSS)

    The Company follows the Financial Accounting Standards Board Statement No. 130 - Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for the three and nine months ended September 30, 1999 and 2000; therefore, comprehensive income (loss) is the same as net income (loss) for both periods.

3. SIGNIFICANT ACCOUNTING POLICIES

     The Company has not added to or changed its accounting policies significantly since December 31, 1999. For a description of these policies, see
Note 3 of the notes to the audited financial statements included on the Company's 1999 Form 10-K.


4. SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE

     On September 15, 1999, Luminant declared a 16,653-for-one stock split. All share and per-share amounts, including stock option information, have been restated to reflect this stock split.


--------------------------------------------------------------------------------

     The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating net income
(loss) per share:

                                                           THREE MONTHS         NINE MONTHS
                                                        ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                         ----------------     ----------------
                                                          2000      1999       2000      1999
                                                         ------     -----     ------     -----
Number of Shares issued:
  To Align's owners                                       4,678     4,646      4,678     4,646
  To owners of Acquired Businesses other than Align      11,924     1,944     11,924       655
  To the initial stockholders and certain management
     personnel of Luminant                                1,832       298      1,832       100
  In the IPO, together with Young & Rubicam's direct
     purchase of shares                                   5,500       896      5,500       301
  In the exercise of underwriters' over-allotment
     option                                                 279                  279
  In contingent consideration to former shareholders
     of Acquired Businesses                               1,676                1,221
  Exercise of options granted to former option
     holders of Acquired Business and employee
     incentives                                             617                  535
  To owners of NYCP                                         610                  221
  Other shares                                                3                    3
                                                         ------     -----     ------     -----
  Number of shares used in calculating basic and
     diluted net loss per share                          27,119     7,784     26,193     5,702
                                                         ======     =====     ======     =====

         The computation of net loss and diluted net loss per share excludes Common Stock issuable upon exercise of certain employee stock options and upon exercise of certain other outstanding convertible debentures, warrants and other options, as their effect is anti-dilutive.

5. REVENUE RECOGNITION

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which currently must be adopted for the fourth quarter of 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB 101 and does not believe that the impact of SAB 101 will be material to the Company.

6. AGREEMENT WITH UNITED AIR LINES, INC.

     The Company has entered into an agreement with United Air Lines, Inc. ("United") under which it has agreed to provide electronic commerce strategy, business planning and design services to United until June 30, 2004, but United has no obligation to purchase any services from the Company. Under this agreement, the Company has issued to United a warrant to purchase up to 300,000 shares of our common stock at an exercise price of $18.00 per share. Under the warrant, United has the immediate right to purchase 50,000 shares of common stock. Over the five-year term of the agreement, United will have the right to purchase 5,000 shares of the remaining shares under the warrant for every $1 million of revenues the Company receives from United up to $50 million of revenue. Selling, general and administrative expenses for the three and nine months ended September 30, 2000 include a charge of approximately $1,600 and $74,000, respectively, related to the fair market value of shares underlying the portion of the warrant earned during these periods.


--------------------------------------------------------------------------------

7. SEGMENT REPORTING

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

8. DEBT

     In March 2000, we entered into a revolving credit agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") for a senior secured credit facility. The initial term of the credit agreement extends until March 31, 2003 and is renewable for successive one-year terms thereafter. Borrowings under this credit agreement accrue interest at a rate of, at our option, either (1) the prime rate of Wells Fargo Bank, N.A.-San Francisco, or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 250 basis points. If we generate operating cash flow of at least $14.0 million for the fiscal year ended December 31, 2000, the available interest rates described in the preceding sentence will be reduced to
(1) the prime rate of Wells Fargo Bank, N.A. minus 25 basis points, and (2) the rate at which U.S. Dollar deposits are offered to the major banks in the London Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 225 basis points, respectively. The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial covenants, and restrictions on certain acquisitions.

     On July 14, 2000, Wells Fargo informed Luminant that the Company was in default of various reporting and financial ratio covenants in its revolving credit facility. Wells Fargo agreed to waive these defaults, and, pursuant to the terms of the First Amendment to the Credit and Security Agreement, dated as of August 31, 2000 (the "Credit Agreement Amendment"), also agreed to certain amendments to the credit facility, in exchange for consideration of $0.2 million. Under the terms of the Amendment, Wells Fargo agreed to increase the amount issuable under the credit agreement under the letters of credit and expand the amount that may be spent on capital expenditures during 2000. We agreed to increase certain of the minimum year-to-date EBITDA thresholds that the Company must meet. The above description is qualified in its entirety by reference to the Credit Agreement Amendment, which is attached as an exhibit to this Quarterly Report on Form 10-Q.

     As of September 30, 2000, borrowings of $11.6 million were outstanding under this revolving credit agreement. The weighted average interest rate on these obligations as of such date was 9.5%

     On October 26, 2000, Wells Fargo informed Luminant that Luminant was in default of certain reporting covenants, as well as the requirement that the Company achieve minimum year-to-date EBITDA of $4.5 million as of July 31, 2000 and August 30, 2000, and $9.0 million as of September 30, 2000. Wells Fargo has agreed to waive these defaults through December 31, 2000, and has agreed to amend the covenants, based upon financial information obtained from the Company, to avoid further defaults at the end of the fourth quarter of 2000, and the first quarter of 2001. Successful completion of the convertible debenture agreements on September 26, 2000 allowed Luminant to become compliant with certain Wells Fargo Business Credit covenants surrounding liquidity. If this line of credit was declared in default and payment demanded by Wells Fargo, the debenture holders would have the ability to demand payment in cash of all principal and interest. Neither debt holder has demanded payment.

     The Company intends to finance its operations using the cash on hand at September 30, 2000, plus positive future operating cash flows. To finance its operations from existing cash and future operating cash flows and avoid violations of the covenants in the fourth quarter of 2000 and the first quarter of 2001, the Company must substantially reduce its cash expenditures from the levels in the first nine months of the year. From late September to November 10, 2000, the Company terminated approximately 250 employees, severely restricted discretionary expenditures and has taken other steps to conserve cash.

--------------------------------------------------------------------------------

     Management believes that with the actions taken and the business plan being pursued that the Company will be able to fund its operations internally. However, the success of the plans described above is dependent on the ability of the Company to execute its business plan and achieve the planned cost reductions.

9.       MATERIAL DEVELOPMENTS

CONVERTIBLE DEBENTURE FUNDING TRANSACTION

      On September 21, 2000, we entered into a convertible debenture purchase agreement with Montrose Investments Ltd., Strong River Investments Inc. and James R. Corey, our Chief Executive Officer, President, Chief Operating Officer and Director. Under the terms of the agreement, we sold to Montrose and Strong River warrants to purchase up to 1,373,626 shares of our common stock at $2.73 per share, as well as 6% convertible debentures, due September 21, 2003, in an aggregate principal amount equal to $15 million, convertible into a total of 6,000,000 shares of our common stock. Under the same agreement, we sold to Mr. Corey warrants to purchase up to 183,150 shares of our common stock at $2.73 per share, as well as 6% convertible debentures, due September 21, 2003, in an aggregate principal amount equal to $2 million, convertible into a total of 800,000 shares of our common stock. The number of shares into which the debentures may be converted, the exercise price of the warrants and in some cases the number of warrants, will be adjusted if we issue shares of common stock at a price lower than the conversion price or exercise price, as applicable, or if we conduct a stock split, stock dividend or similar transaction. The holders of the debentures have the right to put to us any outstanding debentures, including any interest or other amounts outstanding thereunder, in return for cash or up to the limitation described below of our common stock, at our election, at the lower of (1) the then prevailing conversion price of the debentures, or (2) the average closing price of our common stock for the five trading days preceding the date such right is exercised.

      The holder of such debentures is, among other things, prohibited from using them to acquire shares of our common stock to the extent that such acquisition would result in such holder, together with any affiliate thereof, beneficially owning in excess of 4.999% of the outstanding shares of out common stock following such acquisition. This restriction may be waived by a holder on not less than 61 days notice to us. If the debenture holders do not waive such restriction upon conversion of the debentures, the debenture holders could choose to require us to retain for future conversion any principal amount tendered for conversion in excess of the 4.999% restriction or require us to return to such debenture holder the excess principal amount of the outstanding debentures in cash to the debenture holder.

      In connection with the purchase agreement described above, we also entered into a registration rights agreement with Montrose and Strong River. Under the terms of the agreement, we agreed to register for resale the shares underlying the debentures and warrants we sold to Montrose and Strong River. On October 26, 2000, we filed a registration statement on Form S-3 with the SEC for the purpose of registering these and other shares. We expect that the registration statement will be declared effective by mid-November.

      Under the debentures, a default by Luminant under certain credit agreements and certain other, similar agreements which results in the amounts owed thereunder becoming due and payable prior to maturity, also triggers a default under the debentures, and gives the holders of the debentures the right to require Luminant to pay 107% of the principal amount plus all other amounts outstanding under the debentures, in cash or stock at the debenture holder's election. If Wells Fargo causes the amounts owed by Luminant under the Wells Fargo credit agreement to become due and payable as a result of the credit agreement default described above, the holders of the debentures would have the right to require Luminant to pay or issue stock in the amounts described above.

      Of the $17.0 million in gross proceeds received by the Company as consideration for the convertible debentures and warrants described above, $3.5 million was allocated to the warrants. The debt is recorded on the Company's financial statements at September 30, 2000, at the value of $13.5 million. Amortization of the original issue discount, using an effective interest rate of 7.54%, resulted in an additional interest expense of ten thousand dollars during the three and nine months ended September 30, 2000. The debentures contain a "put" option, allowing the debenture holders to require the Company to prepay all or a portion of the then outstanding debt on the first year anniversary of the original issue date and on each third monthly anniversary thereafter. Consequently, all of the debt is categorized as a current liability on our balance sheet.

REORGANIZATION AND LEADERSHIP CHANGES

      On September 26, 2000, the Board of Directors designated James R. Corey as the Company's new Chief Executive Officer. Mr. Corey succeeds Guillermo G. Marmol, who


--------------------------------------------------------------------------------
resigned from the position in September 2000. Under the terms of Mr.
Marmol's employment agreement, the Company has recognized expenses related to his resignation approximating $1.0 million, representing payments to be made through March 2002.

      In addition, the Company plans to take a charge of approximately $9.0 million in the fourth quarter of 2000 in order to position itself to return to sequential growth and profitability. This represents charges for severance packages related to a 25%, or approximately 250 person, reduction in workforce. Approximately 70% of the reduction in workforce will consist of billable employees. The remaining 30% will consist of administrative employees.

BUSINESS COMBINATION WITH NEW YORK CONSULTING PARTNERS, LLC

    On June 22, 2000, the Company acquired certain assets and liabilities of New York Consulting Partners, LLC ("NYCP"), in exchange for approximately $0.8 million in cash and 610,331 shares of common stock, valued at approximately $6.2 million on the closing date. Goodwill of approximately $7.7 million was recorded in connection with the transaction, and is being amortized on a straight-line basis over three years. Under the terms of the agreement, the Company was required to issue 14,040 additional shares based on the financial performance of NYCP during the second quarter of 2000. The Company issued those shares on November 3, 2000.

    The Company will also be required to issue up to a total of 152,583 additional shares in two equal installments on each of the first two anniversary dates of the closing, subject to the former members of NYCP achieving certain revenue targets or operational metrics. These additional payments will be recorded as equity-based compensation in the event all requirements for issuance are met.

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

     Luminant Worldwide Corporation, a Delaware corporation, was founded in August 1998 to create a single-source Internet service company providing electronic commerce professional services to Global 1000 companies, Internet based companies and other organizations. Prior to September 1999, it did not conduct any material operations. On September 21, 1999, Luminant completed its initial public offering of 4,665,000 shares of its common stock, concurrently with the sale of 835,000


--------------------------------------------------------------------------------
shares of non-voting common stock to Young & Rubicam, Inc. (collectively, the "Offering") and the acquisition of the Acquired Businesses. On October 19, 1999, our underwriters exercised their over-allotment option resulting in the issuance of an additional 278,986 shares of Luminant's common stock. One of the Acquired Businesses, Align Solutions Corp., has been identified as the "accounting acquirer" for our financial statement presentation, and its assets and liabilities have been recorded at historical cost levels. The acquisition of each of the other Acquired Businesses was accounted for using the purchase method of accounting. Because the Internet and electronic commerce industries are in the early stage of development and are continuing to evolve rapidly, the recorded goodwill from the acquisitions is being amortized on a straight line basis over three years, the estimated period of benefit. In addition, the pro forma combined financial information covers periods during which the Acquired Businesses had different tax structures and operated independently of each other as private, owner-operated companies.

     In September 1999, we entered into an agreement with United Air Lines, Inc.("United") under which we have agreed to provide electronic commerce strategy, business planning and design services to United until June 30, 2004, but United has no obligation to purchase any services from us. Under this agreement, we have issued to United a warrant to purchase up to 300,000 shares of our common stock at an exercise price of $18.00 per share, our initial public offering price. Under the warrant, United has the immediate right to purchase 50,000 shares of common stock. Over the five year term of the agreement, United will have the right to purchase 5,000 shares of the 250,000 remaining available shares under the warrant for every $1 million of revenues we receive from United up to $50 million of revenue. Our selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2000 include charges of $1,600 and $74,000, respectively, related to the estimated fair market value of shares underlying the portion of this warrant earned during these periods.

     Under the terms of the acquisition agreements by which we acquired the Acquired Businesses, we were required to make contingent payments to the former owners of the Acquired Companies based on the financial performance of each of the Acquired Businesses and of Luminant as a whole and, for certain former equity holders, based on the amount of certain types of revenues we receive from a particular client. In March 2000, we issued approximately $47.2 million in contingent consideration to the former owners of five of the eight Acquired Businesses as a result of the operations of the individual Acquired Businesses during the period from July 1, 1999 through December 31, 1999, including $0.55 million in cash and 1,661,392 shares of common stock. Of the 1,661,392 shares issued as contingent consideration, 558,032 shares are being held by an escrow agent pending agreement between us and a former owner of one of the eight companies regarding the amount of the contingent consideration payable under the terms of the acquisition agreement. Except for the consideration currently held in escrow and except as set forth in the next paragraph, we owe no additional contingent consideration to the former owners of the Acquired Businesses under the terms of the aforementioned acquisition agreements.

     Certain former owners of one of the Acquired Businesses are still eligible to receive additional contingent consideration through June 30, 2002, based upon the amount of certain types of revenues we receive from a particular client. During the period from July 1, 1999 through December 31, 1999, the amount earned by these former owners resulting from the aforementioned revenues totaled approximately $170,000. On May 10, 2000, we issued 14,645 shares in payment of this contingent consideration. During the periods from January 1, 2000 through June 30, 2000, and July 1, 2000 through September 30, 2000, the amount of contingent consideration earned by these former owners totaled approximately $2.2 million and $0.5 million, respectively. This contingent consideration, together with any additional contingent consideration earned by these former owners through December 31, 2000, is payable no later than thirty days after completion of our audit for the fiscal year 2000. We currently intend to pay all of the contingent consideration earned during the aforementioned periods in shares of Luminant common stock. The number of shares to be issued will be determined based on the average trading price of our common stock during the thirty-day period preceding issuance of the shares.

     Our customers generally retain us on a project-by-project basis. We typically do not have material contracts that commit a customer to use our services on a long-term basis. Revenue is recognized primarily using the percentage of completion


--------------------------------------------------------------------------------
method on a contract-by-contract basis. Our use of the percentage of completion method of revenue recognition requires management to estimate the degree of completion of each project. To the extent these estimates prove to be inaccurate, the revenues and gross profits reported for periods during which work on the project is ongoing may not accurately reflect the actual financial results of the project. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize these provisions in the period in which the losses are determined.

     We provide our services primarily on a time and materials basis. To a lesser extent, we also provide services on a fixed price-fixed time frame basis. In such cases, we use internally developed processes to estimate and propose fixed prices for our projects. The estimation process applies a standard billing rate to each project based upon the level of expertise and number of professionals required, the technology environment, the overall technical complexity of the project and whether strategic, creative or technology solutions or value-added services are being provided to the client.

     Our financial results may fluctuate from quarter to quarter based on such factors as the number, complexity, size, scope and lead time of projects in which we are engaged. More specifically, these fluctuations can result from the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. In addition, revenue from a large customer or project may constitute a significant portion of our total revenue in a particular quarter. In the future, we anticipate that the general size of our individual client relationships will grow as we focus our business on larger projects for Fortune 1000 companies. As a result, a larger portion of total revenues in any given period may be derived from these customers.

     Our cost of services is comprised primarily of salaries, employee benefits and incentive compensation of billable employees.

     Selling expenses consist of salaries, bonuses, commissions and benefits for our sales and marketing staff as well as other marketing and advertising expenses. General and administrative costs consist of salaries, bonuses and related employee benefits for executive, senior management, finance and administrative employees, training, travel, recruiting, bad debt provisions and other corporate costs. General and administrative costs also include facilities costs, including depreciation, and computer and office equipment operating leases.


RESULTS OF OPERATIONS - ACTUAL AND PRO FORMA COMBINED

     The following discussion and analysis compares the three- and nine-month periods ended September 30, 2000 to the corresponding periods ended September 30, 1999 for Luminant Worldwide Corporation and its subsidiaries (in Items 2 and 3 of Part I and in Part II we will refer to Luminant Worldwide Corporation and its subsidiaries as "Luminant," the "Company," "we," "us" and "our").

     The pro forma financial statements for 1999 herein reflect pro forma adjustments for:

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


--------------------------------------------------------------------------------

     - adjustments to increase expenses related to budgeted compensation for additional corporate management, board of directors' expenses, other administrative expenses, and other additional expenses of being a public entity.

     The pro forma combined results of 1999 operations of the Acquired Businesses for the periods presented do not represent combined results of operations presented in accordance with generally accepted accounting principles. They are only a summary of revenues, cost of services and selling, general and administrative expenses of the individual Acquired Businesses on a pro forma basis. The pro forma combined results may not be comparable to, and may not be indicative of, Luminant's post-combination results of operations. The discussion of the pro forma combined results of operations should be read in conjunction with our financial statements and related "Notes to the Consolidated Financial Statements" appearing in Item 1. "Financial Statements" " of this Quarterly Report on Form 10-Q.

     The following table sets forth for us on an actual and pro forma combined basis selected statement of operations information as a percentage of revenues for the periods indicated.

                                             ACTUAL AND PRO FORMA        ACTUAL AND PRO FORMA
                                                 RESULTS FOR                 RESULTS FOR
                                               THE THREE MONTHS            THE NINE MONTHS
                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                           ------------------------    -------------------------
                                                (UNAUDITED)                  (UNAUDITED)
                                           (ACTUAL)     (PRO FORMA)     (ACTUAL)     (PRO FORMA)
                                           --------      --------      ---------      ---------
                                             2000         1999           2000           1999
                                           --------      --------      ---------      ---------

Revenues                                   $ 38,028      $ 26,446      $ 111,798      $  67,883
Cost of services                             24,379        14,473         63,651         38,284
                                           --------      --------      ---------      ---------
Gross margins                                13,649        11,973         48,147         29,599
Selling, general and administrative
    expenses                                 23,484        11,204         53,758         28,249
Equity-related & non-cash compensation
    expense                                      15         9,674          1,325         15,795
Intangibles amortization                     32,062        30,387         93,885         91,161
Restructuring charge                            940          --              940           --
                                           --------      --------      ---------      ---------
Loss from operations                       $(42,852)     $(39,292)     $(101,761)     $(105,606)
                                           ========      ========      =========      =========

REVENUES

     For the three-month period ended September 30, 2000, revenues increased $11.6 million, or 44%, to $38.0 million from $26.4 million for the three-month period ended September 30, 1999. This increase is attributable primarily to the increase in the average size of the projects performed for our largest clients and secondarily to an increase in average billing rates. Average revenues derived from our top ten clients for the three-month period ended September 30, 2000 increased approximately $1.4 million, or 156%, to approximately $2.3 million from $0.9 million for the three-month period ended September 30, 1999.

     For the nine-month period ended September 30, 2000, revenues increased $43.9 million, or 65%, to $111.8 million from $67.9 million for the comparable period ended September 30, 1999. This increase in revenue is attributable primarily to the increase in the average size of the projects performed for our largest clients and secondarily to an increase in average billing rates. Average revenues derived from our top ten clients for the nine-month period ended September 30, 2000, increased approximately $2.7 million, or 108%, to approximately $5.2 million from $2.5 million for the nine-month period ended September 30, 1999.


--------------------------------------------------------------------------------

COST OF SERVICES

     Cost of services consists primarily of salaries, associated employee benefits and incentive compensation for personnel directly assigned to client projects. Total cost of services increased $9.9 million, or 68%, to $24.4 million for the three-month period ended September 30, 2000 from $14.5 million for the three-month period ended September 30, 1999. These increases were due primarily to an increase in billable professionals needed to service anticipated demand for our services as well as salary increases for existing personnel. Total billable professionals increased by 128 persons from 608 billable professionals at September 30, 1999 to 736 billable professionals at September 30, 2000.

     Total cost of services increased $25.4 million, or 66%, to $63.7 million for the nine-month period ended September 30, 2000 from $38.3 million for the nine-month period ended September 30, 1999. These increases were due primarily to an increase in billable professionals needed to service anticipated demand for our services as well as salary increases for existing personnel. Total billable professionals increased by 128 persons from 608 billable professionals at September 30, 1999 to 736 billable professionals at September 30, 2000.

GROSS MARGINS

     Gross margin increased $1.6 million, or 14%, to $13.6 million for the three-month period ended September 30, 2000, from $12.0 million for the three-month period ended September 30, 1999. The gross margin increase resulted from an increase in revenue during the three-month period ended September 30, 2000, compared to the three-month period ended September 30, 1999. As a percentage of revenue, gross margin declined from 45% to 36% for the three-month periods ended September 30, 1999, and September 30, 2000, respectively. The percentage decrease primarily resulted from a revenue growth slowdown due to an industry-wide decline in revenues from start-up companies. Revenue from start-ups decreased from approximately 10% of our revenues in the second quarter to less than 5% of revenue in the current reporting period. As financing and revenues have declined for many start-up companies, they have fewer funds to spend on our services and also fewer funds to pay outstanding receivables owed to us. In addition, the revenue growth slowdown resulted from extended decision-making cycles for new work with large clients. Increases in direct headcount expenses, including the addition of personnel at competitive market salaries and wage adjustments to existing personnel, also contributed to the decrease in margin as a percentage of revenue. The margin decrease was partially offset by general increases in billing rates, an increased portion of business revenues derived from high margin consulting projects, and an increase in the average size of projects performed for our largest clients.

     Gross margin increased $18.5 million, or 63%, to $48.1 from $29.6 million for the nine-month periods ended September 30, 2000 and September 30, 1999, respectively. The gross margin increase reflects an increase in revenue during the current year's nine-month period compared to the prior year's nine-month period. As a percentage of revenue, gross margin declined slightly from 44% for the nine-month period ended September 30, 1999 to 43% for the nine-month period ended September 30, 2000. The percentage decrease primarily resulted from a third quarter revenue growth slowdown due to an industry-wide decline in revenues from start-up companies. Revenues from start-ups have decreased to less than 5% of total revenue for the current reporting period. As financing and revenues have declined for many start-up companies, they have fewer funds to spend on our services and also fewer funds to pay outstanding receivables owed to us. In addition, the revenue growth slow down resulted from extended decision-making cycles for new work with large clients. Increases in direct headcount expenses, including addition of personnel at competitive market salaries and wage adjustments to existing personnel also contributed to the decrease in margin as a percentage of revenues. The decrease was almost entirely offset by general increases in billing rates, an increased portion of business revenues derived from high margin consulting projects, and an increase in the average size of projects performed for our largest clients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling expenses consist of salaries, bonuses, commissions, and benefits for our sales and marketing staff, as well as other marketing and advertising expenses.


--------------------------------------------------------------------------------

General and administrative costs consist of salaries, bonuses and related employee benefits for executive, senior management, finance, recruiting and administrative employees, training, travel, expenses for bad debt allowances and other corporate costs. General and administrative costs also include facilities costs, depreciation, and computer and office equipment operating leases.

     Selling, general and administrative costs increased $12.3 million, or 110%, from $11.2 million for the three month period ended September 30, 1999, to $23.5 million for the three-month period ended September 30, 2000. This increase was due primarily to increased potential losses for bad debts related to risks associated with amounts due from start-up companies, due to a slow-down in revenues of, and financing available to those companies. The increase was, to a lesser extent, due to expenses associated with the expansion of facilities to support our growth, including recruiting fees, insurance, utilities and depreciation of leasehold improvements, furniture, and additional computer hardware and software. In addition, the increase was attributable to an increase in the number of administrative personnel to service the larger number of billable professionals on staff. Lastly, the increase was also partially due to a $1.2 million increase in spending for sales and marketing efforts. The Company expects selling, general and administrative costs to decrease into 2001, due to the company-wide restructuring described in Note 9 to the financial statements. This restructuring will reduce costs associated with administrative personnel and facilities expenditures.

     Selling, general and administrative costs increased $25.6 million, or 90%, from $28.2 million for the nine-month period ended September 30, 1999, to $53.8 million for the nine-month period ended September 30, 2000. This increase was due primarily to increased potential losses for bad debts related to risks associated with amounts due from start-up companies, due to a slow-down in revenues of, and financing available to those companies. The increase was, to a lesser extent, due to expenses associated with the expansion of facilities to support our growth, including recruiting fees, insurance, utilities and depreciation of leasehold improvements, furniture, and additional computer hardware and software. In addition, the increase was attributable to an increase in the number of administrative personnel to service the larger number of billable professionals on staff. Lastly, the increase was also partially due to significantly increased spending for sales and marketing efforts. The Company expects selling, general and administrative costs to decrease into 2001, due to the company-wide restructuring described in Note 9 to the financial statements. This restructuring will reduce costs associated with administrative personnel and facilities expenditures.

     As a percentage of revenue, selling, general and administrative expenses increased from 42% for the three-month period ended September 30, 1999 to 62% for the three-month period ended September 30, 2000. As a percentage of revenue, selling, general and administrative expenses increased from 42% for the nine-month period ended September 30, 1999 to 48% for the nine-month period ended September 30, 2000. As noted above, the increases were primarily related to increased loss provisions from bad debts related to start-up companies and other clients.

EQUIY-RELATED AND NON-CASH COMPENSATION EXPENSE

     For the three and nine months ended September 30, 1999, the pro forma statement of operations includes $9.7 and $15.8 million, respectively, of equity-related compensation expenses for the value of options granted at exercise prices below fair market value to employees of Align and certain employees of businesses acquired by Align. As all these options continue to vest, non-cash equity-related expense relating to these options will decline. The charges for these options are $15 thousand and $1.3 million, for the three and nine months ended September 30, 2000, respectively.

INTANGIBLES AMORTIZATION

     During 1999, Align, the accounting acquirer, completed the acquisitions of Synapse Group, Inc., Fifth Gear Media Corporation and certain assets of inmedia, inc. Goodwill of approximately $15.9 million was recorded in connection with these transactions.


--------------------------------------------------------------------------------

     As a result of the purchase of our Acquired Businesses, we initially recorded approximately $303.6 million of goodwill. As certain contingent consideration charges and other accruals became fixed and determinable, we adjusted our initial estimate upward by $48.1 million, for a total of $351.7 million goodwill related to the purchase of the Acquired Businesses. This amount, as well as goodwill resulting from certain historical acquisitions by the Acquired Businesses, is being amortized over a period of three years. Under the terms of the acquisition agreements by which we acquired the Acquired Businesses, we were required to make contingent payments to the former owners of the Acquired Companies based on the financial performance of each of the Acquired Businesses and of Luminant as a whole and, for certain former equity holders, based on the amount of certain types of revenues we receive from a particular client. In March 2000, we issued approximately $47.2 million in contingent consideration to the former owners of five of the eight Acquired Businesses as a result of the operations of the individual Acquired Businesses during the period from July 1, 1999 through December 31, 1999, including $0.55 million in cash and 1,661,392 shares of common stock. Of the 1,661,392 shares issued as contingent consideration, 558,032 shares are being held by an escrow agent pending agreement between us and a former owner of one of the eight companies regarding the amount of the contingent consideration payable under the terms of the acquisition agreement. Except for the consideration currently held in escrow and except as set forth in the next paragraph, we owe no additional contingent consideration to the former owners of the Acquired Businesses under the terms of the aforementioned acquisition agreements.

     Certain former owners of one of the Acquired Businesses are still eligible to receive additional contingent consideration through June 30, 2002, based upon the amount of certain types of revenues we receive from a particular client. During the period from July 1, 1999 through December 31, 1999, the amount earned by these former owners resulting from the aforementioned revenues totaled approximately $170,000. On May 10, 2000, we issued 14,645 shares in payment of this contingent consideration. During the periods from January 1, 2000 through June 30, 2000 and July 1, 2000 through September 30, 2000, the amount earned by these former owners totaled approximately $2.2 million and $0.5 million, respectively. This contingent consideration, together with any additional contingent consideration earned by these former owners through December 31, 2000, is payable no later than thirty days after completion of our audit for the fiscal year 2000. We currently intend to pay all of the contingent consideration earned during the aforementioned periods in shares of Luminant common stock. The number of shares to be issued will be determined based on the average trading price of our common stock during the thirty-day period preceding issuance of the shares.

     On June 22, 2000, the Company acquired certain assets and liabilities of NYCP, in exchange for approximately $0.8 million in cash and 610,331 shares of common stock, valued at approximately $6.2 million on the closing date. Goodwill of approximately $7.7 million was recorded in connection with the transaction, and is being amortized on a straight-line basis over three years. On November 3, 2000, the Company issued 14,040 additional shares based on the financial performance of NYCP during the second quarter of 2000.

     The Company will also be required to issue up to a total of 152,583 additional shares in two equal installments on each of the first two anniversary dates of the closing, subject to the former members of NYCP achieving certain revenue targets or operational metrics. These additional payments will be recorded as equity-based compensation in the event all requirements for issuance are met.

     In connection with the goodwill resulting from the acquisition of the Acquired Businesses and subsequent valuation of contingent consideration, we recorded pro forma and actual amortization expense of approximately $91.2 and $93.9 million for the pro forma and actual nine-month periods ended September 30, 1999 and 2000, respectively. Pro forma and actual amortization recorded for the pro forma and actual three-month period ended September 30, 1999 and 2000, was $30.4 million and $32.1 million, respectively.


--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - HISTORICAL

    For historical financial statement purposes, Align has been determined to be the accounting acquirer. For the nine months ended September 30, 1999, the information relates to Align on a stand-alone basis, except for the nine-day period after the acquisition date of September 21, 1999. Activity occurring between September 21, 1999 and September 30, 1999 was not material to the results of operations for the quarter then ended. For the nine months ended September 30, 2000, the information relates to Luminant and its subsidiaries on a consolidated basis and presents Align as the accounting acquirer. Except as we note below, the addition of the operating results for all of the Acquired Businesses beginning on September 21, 1999 principally accounts for the changes in the 2000 periods from the 1999 periods. For a discussion of pro forma operations for the nine months ended September 30, 1999, see "Results of Operations - Actual and Pro Forma Combined."

REVENUES

     Revenues increased $26.8 million, or 239%, from $11.2 million for the three months ended September 30, 1999 to $38.0 million for the three months ended September 30, 2000.

Revenues increased $89.8 million, or 408%, from $22.0 million for the nine months ended September 30, 1999 to $111.8 million for the nine months ended September 30, 2000

COST OF SERVICES

     Total cost of services increased $17.5 million, or 251%, to $24.4 million for the three-month period ended September 30, 2000 from $6.9 million for the three-month period ended September 30, 1999.

     Total cost of services increased $50.4 million, or 378%, to $63.7 million for the nine-month period ended September 30, 2000 from $13.3 million for the nine-month period ended September 30, 1999.

GROSS MARGINS

     Gross margin increased $9.3 million, or 219% from $4.3 million for the three months ended September 30, 1999 to $13.6 million for the three months ended September 30, 2000.

     Gross margin increased $39.4 million, or 454%, from $8.7 million for the nine months ended September 30, 1999 to $48.1 million for the nine months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased $19.9 million, or 550% from $3.6 million to $23.5 million for the three months ended September 30, 1999 and 2000, respectively. As a percent of sales, this expense category increased from 32% to 62% for the three months ended September 30, 1999 and 2000, respectively, as a result of increased allowances for bad debts, increased recruiting fees, and costs of administrative headcount to support a larger billable headcount.

   Selling, general and administrative expenses increased $43.0 million, or 396% from $10.8 million for the nine months ended September 30, 1999 to $53.8 million for the nine months ended September 30, 2000. As a percentage of sales, this expense category decreased from 49% to 48% for the nine months ended September 30, 1999 and 2000, respectively.


--------------------------------------------------------------------------------

EQUITY-RELATED & NON-CASH COMPENSATION EXPENSE

     For the three months ended September 30, 1999, Align recorded $13.0 million of equity-related compensation expenses for the value of options granted at exercise prices below fair market value to employees of Align and certain employees of businesses acquired by Align. As all of these options continue to vest, non-cash equity-related expense relating to these options will decline. For the three months ended September 30, 2000, the charge for options was $15 thousand.

     For the nine months ended September 30, 1999, Align recorded $13.0 million of equity-related compensation expenses for the value of options granted at exercise prices below fair market value to employees of Align and certain employees of businesses acquired by Align. For the nine months ended September 30, 2000, the charge for these same options was $1.3 million.

INTANGIBLES AMORTIZATION

     During 1999, Align, the accounting acquirer, completed the acquisitions of Synapse Group, Inc., Fifth Gear Media Corporation and certain assets of inmedia, inc. Goodwill of approximately $15.9 million was recorded in connection with these transactions.

     As a result of the purchase of our Acquired Businesses, we initially recorded approximately $303.6 million of goodwill. As certain contingent consideration charges and other accruals became fixed, we adjusted our initial estimate upward by $48.1 million, for a total of $351.7 million goodwill related to the purchase of the Acquired Businesses. These amounts, as well as goodwill resulting from certain historical acquisitions by the Acquired Businesses, are being amortized over a period of three years.

     Please see "Results of Operations - Actual and Pro Forma Combined - Intangibles Amortization" for a discussion of additional amortization related to contingent consideration paid pursuant to the terms of the acquisition agreements by which we acquired the Acquired Businesses and NYCP.

LIQUIDITY AND CAPITAL RESOURCES

     Luminant Worldwide Corporation is a holding company that conducts its operations through its subsidiaries. Accordingly, its principal sources of liquidity are the cash flows of its subsidiaries, proceeds from the recent issuance of warrants and convertible debentures, the unallocated net proceeds of the Offering, and cash available from Luminant's line of credit.

     We raised $85.9 million from the issuance of 4,665,000 shares of common stock in our initial public offering and the simultaneous sale of 835,000 shares of non-voting common stock to Young & Rubicam, Inc. on September 21, 1999, and the subsequent sale of an additional 278,986 shares of Common Stock upon exercise of the underwriters' over-allotment option, net of underwriting discounts, commissions and the expenses of the Offering and of the acquisitions of the Acquired Businesses. We have used and are using a portion of the net proceeds to pay the purchase prices for the Acquired Businesses and for general corporate purposes, including working capital expenditures. A portion of the proceeds may also be used for the acquisition of additional businesses and payment of contingent consideration to the former owners of the Acquired Businesses. Pending such uses, we have invested the net proceeds of the Offering in commercial paper.

     As of September 30, 2000, we had $20.9 million in cash and cash equivalents. Net cash used by operations for the nine months ended September 30, 2000 was $20.9 million, as compared to net cash provided by operations of $3.2 million for the nine months ended September 30, 1999. This difference resulted in part from a $21.2 million aggregate increase in receivables (including receivables due from a related party) and unbilled revenues since the beginning of 2000 caused by our expanded billing-base and increased revenues. The third quarter saw continuing increases in aggregate receivables driven by expansion of the size of our client relationships. Receivables also increased in the third quarter of 2000 due to industry-wide slow-down in financing available to start-up companies.

--------------------------------------------------------------------------------

     The $9.6 million decrease in cash balances from $30.5 million at December 31, 1999 to $20.9 million at September 30, 2000 resulted from increased receivables, expenditures for leasehold improvements, and repayments of debt acquired in the Offering, offset in part by proceeds from the new debt. Proceeds from financing activities consists of borrowings of $11.6 million under the Wells Fargo line of credit, as well as gross consideration of $17 million in exchange for convertible debentures and warrants issued in September 2000. The convertible debentures proceeds are offset by $1.0 million of debt issue costs.

     Net cash used in investing activities amounted to $12.6 million during the nine months ended September 30, 2000, representing capital expenditures for leasehold improvements to new offices in New York, New York, and Dallas, Texas, installation of an integrated financial accounting system, and amounts paid for the acquisition of NYCP.

     Our capital expenditures for the nine months ended September 30, 2000 were approximately $11.7 million. This amount includes $3.9 million for the completion and occupation of our consolidated offices in New York, New York and in Dallas, Texas. The remainder of acquisitions are primarily for additional leasehold improvements, furniture, computer and software purchases. We expect that capital expenditures will decrease as a result of the closing of certain offices in connection with the restructuring discussed in Note 9 to the financial statements.

     Net cash provided by financing activities equaled $23.9 million for the nine months ended September 30, 2000, primarily consisting of proceeds from new debt, net of repayments of debt acquired in the Offering. Proceeds from the financing activities consist of borrowings of $11.6 million under the Wells Fargo line of credit, as well as gross consideration of $17 million in exchange for 6% convertible debentures and warrants issued in September 2000. The 6% convertible debenture's proceeds are offset by $1.0 million of debt issue costs.

     On September 21, 2000, the Company entered into a convertible debenture purchase agreement, due September 21, 2003, with Montrose Investments Ltd., Strong River Investments Inc. and James R. Corey, our Chief Executive Officer, President, Chief Operating Officer and Director. Under the terms of the agreement, we sold to Montrose and Strong River warrants to purchase up to 1,373,626 shares of our common stock at $2.73 per share, as well as 6% convertible debentures in an aggregate principal amount equal to $15 million, convertible into a total of 6,000,000 shares of our common stock. Under the same agreement, we sold to Mr. Corey warrants to purchase up to 183,150 shares of our common stock at $2.73 per share, as well as 6% convertible debentures in an aggregate principal amount equal to $2 million, convertible into a total of 800,000 shares of our common stock. The number of shares into which the debentures may be converted, the exercise price of the warrants and in some cases the number of warrants, will be adjusted if we issue shares of common stock at a price lower than the conversion price or exercise price, as applicable, or if we conduct a stock split, stock dividend or similar transaction. The holders of the debentures have the right to put to us any outstanding debentures, including any interest or other amounts outstanding thereunder, in return for cash or up to the limit described below of our common stock, at our election, at the lower of (1) the then prevailing conversion price of the debentures, or (2) the average closing price of our common stock for the five trading days preceding the date such right is exercised.

      The holder of such debentures is, among other things, prohibited from using them to acquire shares of our common stock to the extent that such acquisition would result in such holder, together with any affiliate thereof, beneficially owning in excess of 4.999% of the outstanding shares of out common stock following such acquisition. This restriction may be waived by a holder on not less than 61 days notice to us. If the debenture holders do not waive such restriction upon conversion of the debentures, the debenture holders could choose to require us to retain for future conversion any principal amount tendered for conversion in excess of the 4.999% restriction or require us to return to such debenture holder the excess principal amount of the outstanding debentures in cash to the debenture holder.

         Of the $17.0 million in gross proceeds, $3.5 million was allocated to the warrants. The debt is recorded on the Company's financial statements at September 30, 2000, at the value of $13.5 million. Amortization of the original issue discount, using an effective interest rate of 7.54%, resulted in an additional interest expense of ten thousand dollars during the three and nine months ended September 30, 2000. The accretion of original issue discount on the debt will cause an increase in indebtedness from September 30, 2000 to September 21, 2003 of $3.5 million. The debentures contain a "put" option, allowing the debenture holders to require the Company to prepay all or a portion of the then outstanding debt on the first year anniversary of the original issue date and on each third monthly anniversary thereafter. Consequently, all of the debt is categorized as a current liability on our balance sheet.

     Under the debentures, a default by Luminant under certain credit agreements and certain other, similar agreements which results in the amounts owed thereunder


--------------------------------------------------------------------------------
becoming due and payable prior to maturity, also triggers a default under the debentures, and gives the holders of the debentures the right to require Luminant to pay 107% of the principal amount plus all other amounts outstanding under the debentures, in cash or stock at the debenture holder's election. If Wells Fargo causes the amounts owed by Luminant under the Wells Fargo credit agreement to become due and payable as a result of the credit agreement default described above, the holders of the debentures would have the right to require Luminant to pay or issue stock in the amounts described above.

     For a discussion of certain contingent consideration which we have paid and may in the future be required to pay to certain former owners of the Acquired Businesses and to the former owners of New York Consulting Partners, please see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Intangibles Amortization."

     In March 2000, we entered into a $15 million revolving credit agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") for a senior secured credit facility. The initial term of the credit agreement extends until March 31, 2003 and is renewable for successive one-year terms thereafter. Borrowings under this credit agreement accrue interest at a rate of, at our option, either
(1) the prime rate of Wells Fargo Bank, N.A.-San Francisco, or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 250 basis points. If we generate operating cash flow of at least $14.0 million for the fiscal year ended December 31, 2000, the available interest rates described in the preceding sentence will be reduced to
(1) the prime rate of Wells Fargo Bank N.A. minus 25 basis points, and (2) the rate at which U.S. Dollar deposits are offered to the major banks in the London Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 225 basis points, respectively. The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial covenants, and restriction on certain acquisitions.

     On July 14, 2000, Wells Fargo informed Luminant that the Company was in default of various reporting and financial ratio covenants in its revolving credit facility. Wells Fargo agreed to waive these defaults and, pursuant to the terms of the First Amendment to the Credit and Security Agreement, dated as of August 31, 2000 (the "Credit Agreement Amendment"), also agreed to certain amendments to the credit facility, in exchange for consideration of $0.2 million. Under the terms of the Amendment, Wells Fargo agreed to increase the amount issuable under the credit agreement under the letters of credit and expand the amount that may be spent on capital expenditures during 2000. We agreed to increase certain of the minimum year-to-date EBITDA thresholds that the Company must meet. The above description is qualified in its entirety by reference to the Credit Agreement Amendment, which is attached as an exhibit to this Quarterly Report on Form 10-Q.

     As of September 30, 2000, borrowings of $11.6 million were outstanding under this revolving credit agreement. The weighted average interest rate on these obligations as of such date was 9.5%.

     On October 26, 2000, Wells Fargo informed Luminant that Luminant was in default of certain reporting covenants, as well as the requirement that the Company achieve minimum year-to-date EBITDA of $4.5 million as of July 31, 2000 and August 30, 2000, and $9.0 million as of September 30, 2000. Wells Fargo has agreed to waive these defaults through December 31, 2000, and has agreed to amend the covenants, based upon financial information obtained from the Company, to avoid further defaults at the end of the fourth quarter of 2000, and the first quarter of 2001. Successful completion of the convertible debenture agreements on September 26, 2000 allowed Luminant to become compliant with certain Wells Fargo Business Credit covenants surrounding liquidity. If this line of credit was declared in default and payment demanded by Wells Fargo, the debenture holders would have the ability to demand payment in cash of all principal and interest. Neither debt holder has demanded payment.

     The Company intends to finance its operations using the cash on hand at September 30, 2000, plus positive future operating cash flows. To finance its operations from existing cash and future operating cash flows and avoid violations of the covenants in the fourth quarter of 2000 and the first quarter of 2001, the Company must substantially reduce its cash expenditures from the levels in the first nine months of the year. From late September to November 10, 2000, the Company terminated approximately 250 employees, severely restricted discretionary expenditures and has taken other steps to conserve cash.

     Management believes that with the actions taken and the business plan being pursued that the Company will be able to fund its operations internally. However, the success of the plans described above is dependent on the ability of the Company to execute its business plan and achieve the planned cost reductions.

     As a result of the acquisitions of the Acquired Businesses, we assumed current and long-term debt of $5.7 million and $3.7 million, respectively. Of those amounts, $1.4 million current debt and $2.6 million long-term debt were repaid from proceeds of our initial public offerings or from operations and $2.8 was repaid from borrowings under our Wells Fargo credit facility. As of September 30, 2000, we had a


--------------------------------------------------------------------------------
total of $3.9 million in outstanding current and long-term indebtedness (excluding obligations under our revolving credit facility with Wells Fargo, Inc. and the convertible debentures issued September 21, 2000). The weighted average interest rate on our obligations (excluding obligations under our revolving credit facility with Wells Fargo Business Credit, Inc.) at September 30, 2000 was 9.2%. Certain of our notes payable contain restrictive covenants, the most restrictive of which requires us to maintain certain levels of eligible receivables as well as financial ratios related to total debt, tangible net worth, and working capital, among other restrictions. At September 30, 2000, we were in compliance with, or had obtained waivers for, all debt covenants.

     We intend to pursue acquisition opportunities. The timing, size or success of any acquisition and the associated potential capital expenditures and commitments are unpredictable. To the extent that we are successful in closing acquisitions, it may be necessary to finance the acquisitions through the issuance of additional equity securities, creation of new debt, or both. In addition, we cannot assure you that our working capital needs will not exceed anticipated levels or working capital generated will be sufficient to fund our operations. As a result, we may be required to obtain additional financing from bank borrowings or debt or equity offerings. Please see "Results of Operations - Actual and Pro Forma Combined - Intangibles Amortization" for a description of our acquisition of New York Consulting Partners in June 2000.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. We have not purchased any futures contracts, nor have we purchased or held any derivative financial instruments for trading purposes during the nine months ended September 30, 2000. Our primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase.

     We currently have various debentures, lines of credit, and notes payable with aggregate maximum borrowings totaling approximately $28.9 million. An increase in the prime rate (a benchmark pursuant to which interest rates applicable to borrowings under the credit facilities may be set) equal to 10% of the prime rate, for example, would have increased our consolidated interest by less than $10,000 for the quarter ended September 30, 2000. Based on maximum borrowing levels under the Wells Fargo line of credit, a 10% increase in the line of credit would increase annual interest expense by approximately $40,000. We have not entered into any interest rate swaps or other hedging arrangements with respect to the interest obligations under these lines of credit.

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

     On September 7, 2000, David Faulkner exercised options to purchase 775 shares of our common stock at a price of $2.86 per share, which were not registered under our Registration Statement on Form S-8. An exemption is claimed under Section 4(2) of the Securities Act.


--------------------------------------------------------------------------------

     On November 3, 2000, we issued an aggregate of 14,040 shares of common stock to the former owners of New York Consulting Partners, LLC, as contingent consideration pursuant to the terms of the agreement by which we acquired certain assets and liabilities of New York Consulting Partners, LLC. Additional terms of the acquisition are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Intangibles Amortization. An exemption is claimed under Section 4(2) of the Securities Act.

     On September 26, 2000, pursuant to a convertible debenture purchase agreement dated September 21, 2000, we sold to Montrose Investments Ltd., Strong River Investments, Inc. and James R. Corey certain convertible debentures and warrants. Under the agreement, we sold to Montrose and Strong River, for total consideration of $15 million, warrants to purchase up to 1,373,626 shares of out common stock at $2.73 per share, as well as convertible debentures in aggregate principal amount equal to $15 million, convertible into a total of 6,000,000 shares of our common stock. Under the agreement, we also sold to Mr. Corey, for total consideration of $2 million, warrants to purchase up to 183,150 shares of our common stock at $2.73 per share, as well as convertible debentures in an aggregate principal amount equal to $2 million, convertible into a total of 800,000 shares of our common stock. Additional terms of the transaction, including terms of conversion and exercise of the warrants and debentures, are set forth in "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources." An exemption is claimed under Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On July 14, 2000, Wells Fargo Business Credit, Inc. ("Wells Fargo") informed Luminant that the Company was in default of various reporting and financial ratio covenants in its revolving credit facility. Wells Fargo agreed to waive these defaults and, pursuant to the terms of the First Amendment to the Credit and Security Agreement, dated as of August 31, 2000 (the "Credit Agreement Amendment"), and also agreed to certain amendments to the credit facility, in exchange for consideration of $0.2 million. Under the terms of the of the Amendment, Wells Fargo agreed to increase the amount issuable under the credit agreement under the letters of credit and expand the amount that may be spent on capital expenditures during 2000. We agreed to increase certain of the minimum year-to-date EBITDA thresholds that the Company must meet. The above description is qualified in its entirety by reference to the Credit Agreement Amendment, which is attached as an exhibit to this Quarterly Report on Form 10-Q.

     As of September 30, 2000, borrowings of $11.6 million were outstanding under this revolving credit agreement. The weighted average interest rate on these obligations as of such date was 9.5%.

     On October 26, 2000, Wells Fargo informed the Company that Luminant was in default of certain reporting covenants, as well as the requirement that the Company achieve minimum year-to-date EBITDA of $4.5 million as of July 31, 2000 and August 30, 2000. Wells Fargo has not yet exercised any remedies under the credit agreement and Luminant is currently negotiating with Wells Fargo to obtain a permanent waiver of the defaults referred to in the letter of October 26, 2000 and to amend certain of the financial covenants. Luminant cannot guarantee that it will reach agreement regarding any such waiver on reasonable terms or at all, or that it will successfully negotiate a waiver on reasonable terms or at all. If the Company is not able to successfully renegotiate the credit agreement, it intends to delay capital and other discretionary expenditures in order to ensure that it maintains sufficient working capital balances.

         Under the debentures, a default by Luminant under certain credit agreements and certain other, similar agreements which results in the amounts owed thereunder becoming due and payable prior to maturity also triggers a default under the debentures, and gives the holders of the debentures the right to cause Luminant to pay 107% of the principal plus all other amounts outstanding under the debentures, in cash or stock at the holder's election. If Wells Fargo causes the amounts owed by Luminant under the Wells Fargo credit agreement to become due and payable as a result of the default described above, the holders of the debentures would have the right to cause Luminant to pay or issue the amounts described above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.


--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


Exhibit
Number            Description
-------           -----------

4.1 Convertible Debenture Purchase Agreement dated as of September 21, 2000 by and among Luminant Worldwide Corporation, Montrose Investments Ltd. and Strong River Investments, Inc. (incorporated herein by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by Luminant Worldwide Corporation on October 11, 2000 (SEC File No. 26977)).

4.2               6% Convertible Debenture issued to Montrose Investments Ltd.
                  in the principal amount of $10,000,000 due September 21, 2003 (incorporated herein by reference from Exhibit 99.2 to the Current Report on Form 8-K filed by Luminant Worldwide Corporation on October 11, 2000 (SEC File No. 000-26977)).

4.3 6% Convertible Debenture issued to Strong River Investments, Inc. in the principal amount of $5,000,000 due September 21, 2003 (incorporated herein by reference from Exhibit 99.3 to the Current Report on Form 8-K filed by Luminant Worldwide Corporation on October 11, 2000 (SEC File No. 000-26977)).

4.4 6% Convertible Debenture issued to James R. Corey in the principal amount of $5,000,000 due September 21, 2003 (incorporated herein by reference from Exhibit 99.4 to the Current Report on Form 8-K filed by Luminant Worldwide Corporation on October 11, 2000 (SEC File No. 000-26977)).

4.5 Form of Common Stock Purchase Warrant (incorporated herein by reference from Exhibit 99.5 to the Current Report on Form 8-K filed by Luminant Worldwide Corporation on October 11, 2000 (SEC File No. 000-26977)).

4.6 First Amendment to Credit and Security Agreement dated as of April 5, 2000, by and among Wells Fargo Business Credit, Inc., Luminant Worldwide Corporation and the subsidiaries of Luminant named therein, dated as of August 31, 2000.

4.7 Second Amendment to Credit and Security Agreement dated as of April 5, 2000, by and among Wells Fargo Business Credit, Inc., Luminant Worldwide Corporation and the subsidiaries of Luminant named therein, dated as of September 21, 2000.

27.1              Financial Data Schedule


         (b)      Reports on Form 8-K:

             The Company filed one report on Form 8-K during the quarter ended September 30, 2000. Information regarding the items reported on is as follows:


Date                           Item Reported On
----                           ----------------

October 11, 2000  The Company announced it had entered into a convertible debenture purchase agreement with Montrose Investments Ltd., Strong River Investments Inc., and James R. Corey. This agreement is further described in this Form 10-Q in Note 9 of the Notes to Consolidated Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity & Capital Resources.


--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LUMINANT WORLDWIDE CORPORATION


Date:    November 14, 2000          By:       /S/  JAMES R. COREY
                                         --------------------------------------
                                         James R. Corey
                                         Chief Executive Officer, President,
                                         Chief Operating Officer and Director


Date:   November 14, 2000           By:       /S/  THOMAS G. BEVIVINO
                                         --------------------------------------
                                         Thomas G. Bevivino
                                         Chief Financial Officer & Secretary
                                         (Principal Accounting and Chief
                                         Financial Officer)


--------------------------------------------------------------------------------
                                                                         PAGE 28