Form 10-Q/A
period 2000-09-30
LUMINANT WORLDWIDE CORP
filed 2000-11-15
CIK 1087322

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
                                                 ========      =========      =========      ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; Unaudited)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              ------------------------
                                                                2000           1999
                                                              ---------      ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                      $(101,925)     $ (20,670)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
     Depreciation and amortization                               97,191          5,245
     Non-cash interest expense                                      126             --
     Equity-related & non-cash compensation                       1,325         14,020
     Bad debt provisions                                          4,960            780
     Expenses for warrants issued to a customer                      74          1,175
     Loss on disposition of assets                                    1             --
Changes in assets and liabilities, excluding
  effects of acquisitions:
     Accounts receivable                                        (18,552)        (5,705)
     Unbilled revenues                                           (1,178)           611
     Related party and other receivables                         (5,100)            --
     Prepaid expenses and other current assets                     (325)          (536)
     Other non-current assets                                       (59)         1,496
     Accounts payable                                             1,027          7,344
     Customer deposits                                           (1,368)            --
     Accrued and other liabilities                                2,551          (610)
     Other long-term accrued liabilities                            397             --
                                                              ---------      ---------
         Net cash used in operating activities                  (20,855)         3,150

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                       (11,677)        (1,245)
     Note receivable                                                 --            (35)
     Payments for acquisitions accounted for as purchases          (963)       (33,303)
                                                              ---------      ---------
         Net cash used in investing activities                  (12,640)       (34,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                   11,572            510
   Repayments of notes payable                                   (3,359)        (3,058)
   Proceeds from 6% convertible debentures                       13,451          1,061
   Debt issue costs for 6% convertible debentures                (1,000)
   Repayments of long-term debt                                    (824)           (64)
   Proceeds from warrants                                         3,549
   Proceeds from issuances of common stock:
     Common stock (net)                                              --         83,806
     Distributions to stockholders                                   --        (21,473)
     Options exercised                                              504             --
                                                              ---------      ---------
         Net cash provided by financing activities               23,893         60,782
                                                              ---------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (9,602)        29,349

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 30,508             --
                                                              ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  20,906      $  29,349
                                                              =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                 $     727      $      85
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

     As of September 30, 2000, we had $20.9 million in cash and cash equivalents. Net cash used by operations for the nine months ended September 30, 2000 was $20.9 million, as compared to net cash provided by operations of $3.2 million for the nine months ended September 30, 1999. This difference resulted in part from a $19.9 million aggregate increase in receivables (including receivables due from a related party) and unbilled revenues since the beginning of 2000 caused by our expanded billing-base and increased revenues. The third quarter saw continuing increases in aggregate receivables driven by expansion of the size of our client relationships. Receivables also increased in the third quarter of 2000 due to industry-wide slow-down in financing available to start-up companies.

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