Form 10-K405
period 2000-12-31
LUMINANT WORLDWIDE CORP
filed 2001-04-18
CIK 1087322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                       COMMISSION FILE NUMBER: 000-26977

                           --------------------------

                         LUMINANT WORLDWIDE CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-2783690
    (State or Other Jurisdiction of             (IRS Employer Identification No.)
    Incorporation or Organization)

 13737 NOEL ROAD, SUITE 1400, DALLAS,                       75240-7367
                 TEXAS                                      (Zip Code)
    (Address of Principal Executive
               Offices)

                                 (972) 581-7000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
          Common Stock, par value $.01 per share                 Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:

None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At April 1, 2001, the registrant had 27,845,886 shares of common stock (including non-voting common stock) outstanding. The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of April 1, 2001 was approximately $10.8 million (based on the closing sale price of the common stock on the Nasdaq National Market on that date).

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the registrant's annual meeting of stockholders to be held on or about June 8, 2001 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
PART I

    Item 1.  Business                                                             2
    Item 2.  Properties                                                          14
    Item 3.  Legal Proceedings                                                   15
    Item 4.  Submission of Matters to a Vote of Security Holders                 15
    Item     Executive Officers of the Registrant
    4a.                                                                          15

PART II

    Item 5.  Market for the Registrant's Common Equity and Related
               Stockholder Matters                                               17
    Item 6.  Selected Financial Data                                             17
    Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                         18
    Item     Quantitative and Qualitative Disclosures about Market Risk
    7a.                                                                          29
    Item 8.  Financial Statements and Supplementary Data                         30
    Item 9.  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                          60

PART III

    Item     Directors and Executive Officers of the Registrant
    10.                                                                          60
    Item     Executive Compensation
    11.                                                                          60
    Item     Security Ownership of Certain Beneficial Owners and
    12.        Management                                                        60
    Item     Certain Relationships and Related Transactions
    13.                                                                          60

PART IV

    Item     Exhibits, Financial Statement Schedules and Reports on Form
    14.        8-K                                                               60

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

                                     PART I

ITEM 1. BUSINESS.

OUR COMPANY

    Luminant Worldwide Corporation ("Luminant," the "Company," "we," "us" or "our"), a Delaware corporation, was formed in August 1998, for the purpose of combining the complementary strengths of a group of private Internet professional services businesses into a single firm that could deliver a wide range of e-business services to large corporations. On September 21, 1999, we closed our initial public offering and the acquisition of eight Internet professional services businesses. Following the initial public offering, we integrated the businesses into a single entity.

    Today, Luminant has evolved from providing a wide range of generalized e-business services to a more focused offering of technology-based business solutions that help clients capture measurable value from the Internet and other emerging technologies. Our work is designed to help clients increase revenues, improve productivity and enhance customer loyalty. We attempt to focus our offerings on the strongest areas of demand in the marketplace and Luminant's deepest areas of expertise.

OVERVIEW

    We provide technology-based business solutions to Global 1000 and similar companies. Our solutions are both strategic and tactical in nature, and include fully integrated services ranging from strategy development through execution and support. We combine our industry, functional business and technology expertise with repeatable processes and strategic vendor alliances to create solutions for our clients. Our solutions can be grouped into the following four major categories:

    - Customer dialog solutions, which help our clients conduct interactive online market research. The results of this research are used to define the Internet features most attractive to their customers. Our solutions help clients attract and acquire customers, promote products and services, transact business, fill orders and provide support after the sale.

    - Value chain solutions, which help clients improve effectiveness in the various stages of their internal and external value chains, including supply chains and employee related chains. Our solutions range from strategic projects such as conducting supply chain diagnostics to tactical projects such as implementing electronic procurement applications, business-to-employee systems and automating internal and external work processes.

    - Enabling solutions, which focus on the application of specific emerging and mature technologies that we believe will create value for our clients. Currently, our enabling solutions are based on five core technologies: content management, wireless, digital education, collaborative enterprises and enterprise application integration, or EAI.

    - Systems solutions, which help clients build and integrate client specific complex electronic business systems. These solutions require many of the skills and processes of a traditional systems integration company, and include systems integration, technical architecture planning, systems design and implementation and information technology delivery improvement.

OUR SERVICES

    Within each type of solution, we offer services ranging from front-end strategy development through implementation and support. Our services are as follows:

    - STRATEGY DEVELOPMENT--We help clients develop enterprise-wide strategies, functional area strategies in areas such as marketing, finance, procurement, human resources and operations and brand strategies that use e-business concepts and technologies to improve or transform their business. We then work with our clients to develop business plans for implementing their e-business strategy.

    - STRATEGY EXECUTION--With a strategy in place, we work with our clients to carry out the strategy. This includes designing, developing and implementing programs and technology applications required to meet the client's objectives. The solutions range from interactive media campaigns to electronic commerce applications, secure extranets and enterprise-wide Intranet applications.

    - ONGOING SUPPORT--In most instances our clients assume responsibility for operating and maintaining a solution once it is implemented. From time-to-time, we will retain this responsibility at the client's request. In these situations we work with the client to continually update and support the e-business solution. This includes monitoring and analyzing performance, modifying campaigns based on results, keeping content fresh and relevant, incorporating new capabilities, and monitoring competitor sites. Our clients or a third-party hosting service typically hosts the Internet applications that we support.

INDUSTRY BACKGROUND

    The Internet has grown from primarily an information delivery medium to an interactive platform through which companies are restructuring the way they market, operate and manage their businesses and conduct transactions. Through the Internet and related emerging technologies, companies have the opportunity to improve their competitive positions, reduce operating, transaction and overhead costs, shorten product and marketing cycle times, create and strengthen business alliances, and improve and accelerate communication and the flow of information both internally and externally.

    In order to successfully apply technology to their businesses, we believe that companies need to understand how the Internet fits in with their overall long and short-term business plans, how business over the Internet differs from conventional business operations and how new applications need to integrate with existing systems. We also believe that Internet sites must be distinctive, engaging and easy to use, and that companies need to use the right tools to successfully achieve their goals and develop effective technology systems.

    We believe that the need for organizations to act definitively and effectively in their Internet initiatives has led to the demand for Internet professional services providers with a combination of industry experience, functional business expertise and creative and information technology skills. Many traditional professional services firms can provide services in strategy consulting or in various areas of strategy execution. We believe it is important to provide these skills on an integrated basis.

    The end of the year 2000 brought with it a slowdown in spending as a result of the failure of many Internet-based businesses, and larger corporations feeling less pressure to rapidly digitize their businesses. As a result, for many businesses, sales cycles lengthened and priorities shifted from primarily revenue growth toward a more balanced interest in revenue growth, cost reduction and productivity improvement. Though these developments represent a shift from the growth phrase experienced by many businesses in recent years, we believe that they do not invalidate the potential benefits e-business concepts and technologies can have on a company or the fact that many corporations are far from having fully incorporated technology into their business operations. We believe that many businesses are returning to the more mature buying patterns typical of the professional services industry. We believe that service providers that understand this buying process and know how to sell into it have the opportunity to succeed.

    We believe that the nature of the projects our clients are undertaking today is fundamentally different from the projects faced two years ago. Specifically, we believe that compared to two years ago, with respect to our typical clients:

    - projects are more complex;

    - information systems are more central to a company's operations, requiring in-depth knowledge of business;

    - user expectations relating to information systems are higher, requiring greater emphasis on user interface design and information architecture;

    - tighter integration of customer-facing systems and back office systems is required, demanding deeper technology skills and integration abilities; and

    - the volume of data handled by a typical client and the security requirements of such clients are greater, placing more reliance on system architecture and security capabilities.

    Finally, we believe that more complex projects, coupled with heightened client expectations of on-time, on-budget delivery, requires strong project management skills.

    Our clients today are asking for professional services that solve business problems or address business opportunities. We believe that creating a solution for our clients requires the integration of industry knowledge, functional business expertise and technology capabilities. We believe that a firm must consider and act in all three of these dimensions in order to successfully develop solutions that address a client's need.

    We believe that much remains to be done in many major corporations to effectively incorporate technology into their operations. Our experience indicates that much of this work will be performed by outside service providers, such as Luminant. We believe that clients will continue to look for outside expertise in building customer facing applications, transaction processing solutions, including linkages to mainframe transaction systems, supply chain solutions, employee portals and back office and field-based productivity improvements.

OUR APPROACH

    We approach each client relationship with the intention of delivering increasing levels of value, which we believe is a reason why many of our client relationships span multiple years and multiple projects. Our approach to developing these value-based relationships includes the following concepts:

    - FOCUS ON QUANTIFIABLE ECONOMIC VALUE--We work to understand the benefits our clients can achieve through the use of technology. This process often requires us to examine customer, supplier and employee relationships. This requires that we understand value chains and processes that extend beyond the traditional corporate boundaries. Based on economic benefits available to our clients, we identify opportunities, develop strategies and implement solutions designed to help clients realize returns on their investments.

    - FOCUS ON ENTIRE CLIENT ORGANIZATION--In many client organizations, there are multiple areas where the Internet and related technologies can be applied to the client's benefit. Our team of employees has experience in most of the major corporate functional areas, including marketing, sales, procurement, operations, finance, human resources and information systems.

    - FOCUS ON MULTIDISCIPLINARY TEAMS--In our client engagements, we typically involve team members with experience in many of the various services we offer. We believe this helps us formulate and implement an effective business solution for each client. Our client teams typically include members with backgrounds in business strategy, marketing and communications, graphic design, user interface design, information architecture, Internet technology, legacy system technology and project or program management.

    - FOCUS ON RAPID DELIVERY--We work to structure each of our projects so that solutions are operable in as short a time frame as possible. We often employ iterative development techniques to facilitate the development of a solution.

OUR STRATEGY

    Our objective is to be the leading Internet professional services firm focused on delivering technology-based business solutions. Our strategies for achieving this objective include the following:

    - SOLUTIONS ORIENTATION--As Internet based projects become larger and more complex, we believe it will become increasingly important for professional services firms to employ disciplined sales and delivery practices. We have developed several well-defined and repeatable solutions to offer clients and will continue to invest in developing repeatable methods for selling and conducting our work. Each of our solutions are focused on helping a client increase revenues, improve productivity and/or enhance customer relationships.

    - LONG-TERM RELATIONSHIPS WITH GLOBAL 1000 COMPANIES--We focus on developing and maintaining long-term relationships with Global 1000 companies. We have a number of established long-term client relationships and we intend to develop and sustain additional client relationships over time. We believe that long-term relationships will help lower our cost of sales and provide more predictability to our business.

    - ORGANIZE AROUND OUR CLIENTS--For each client, we form a multidisciplinary service team charged with making available our full range of services to the client. The team is responsible for coordinating the strategy, execution and ongoing support projects for the client. It is also responsible for overall client satisfaction. We believe that this coordinated approach to serving our clients will result in longer-term, more profitable relationships.

    - LEVERAGING INDUSTRY EXPERTISE--Many of our team members have significant industry expertise in areas such as consumer products, energy, financial services, retail and transportation. We believe that understanding a client's operations on the business level enables us to develop more innovative and effective strategies for that client.

    - INVESTING IN OUR TEAM--In order to provide our clients with the industry's leading edge solutions, we have put together a team of employees with skills in areas such as strategy, creative disciplines, information technology and project management. We focus on keeping our employees' skills consistent with the industry's most current standards, and on developing management and leadership skills among a broad cross-section of our people. We invest in our employees through career development programs, education programs and effective compensation programs. We believe this investment will strengthen and help us retain our team of employees.

OUR CLIENTS

    Our clients are typically Global 1000 companies or similar large businesses. Our clients are diversified across a number of industries, including energy, consumer products, financial services, retail, transportation and telecommunications. In the quarter ended December 31, 2000, we performed services for more than 200 clients. For the year ended December 31, 2000, no client accounted for 10% or more of our consolidated revenues.

    The following is a partial list of our clients that we believe is representative of our overall client base:

  - American Airlines, Inc            - Dominion Resources Services, Inc.      - BP Amoco Corporation
  - Administaff, Inc.                 - Enron Corporation                      - Waste Management, Inc.
  - Boise Cascade Corporation         - MasterCard International, Inc.         - United Air Lines, Inc.
  - Compaq Computer Corp.             - Maybelline Inc.                        - United Space Alliance
  - The Container Store               - Merrill Lynch Credit Corp.

SALES AND MARKETING

    Our sales and marketing efforts focus on developing long-term relationships with current and potential clients, identifying how our integrated service offerings can create value for our clients, and employing disciplined sales and delivery practices. We sell and market our services through a corporate-level, direct sales force of full-time client development professionals and senior client service professionals. Our senior management also participates in our sales and marketing efforts. We generate sales leads through referrals from clients, leveraging of the experience and relationships of our senior management team, responses to requests for proposals, strategic partnerships and alliances with companies that serve similar clients, advertisements in trade journals, as well as through the following targeted sales and marketing activities:

    - we maintain an Internet site which describes our company and the services we offer;

    - we periodically develop white papers, magazine articles and other printed material to showcase our initiatives in the industry;

    - we maintain an ongoing relationship with the business, marketing and technology press, and periodically issues press releases about new client relationships, key employee additions and other significant events;

    - we periodically conduct breakfast meetings and seminars for current and potential clients to introduce new ideas and showcase Luminant expertise;

    - we conduct telemarketing campaigns focused on introducing specific solutions to targeted potential clients; and

    - members of our sales and management teams periodically participate in and speak at technology and Internet-related events such as tradeshows and seminars, as well as events focused on our various client industries.

COMPETITION

    The market for our services is highly fragmented and can be characterized by intense competition and rapid technological change. We have many competitors, including large and well-established firms, new entrants attracted by low barriers to entry and prospective clients who have used their internal resources to develop an Internet presence.

    Our competitors currently include, and may in the future include, the following:

    - general management consulting companies, including Bain & Company and McKinsey & Company;

    - systems integrators, including Accenture, Cambridge Technology Partners, Sapient and consulting arms of the "Big Five" accounting firms;

    - Internet professional services firms, including public companies such as DiamondCluster International, Inc., Proxicom, Razorfish, Scient, and Viant, as well as private firms;

    - the professional services groups of computer equipment companies, including Hewlett-Packard and IBM;

    - small local or regional professional services firms; and

    - internally developed solutions of current and potential clients.

    The principal competitive factors in the Internet professional services market include Internet expertise and talent, client references, integrated strategy, technology and creative design services, quality, pricing and speed of service delivery and vertical industry knowledge. We believe we compete favorably with respect to these factors and are in a good position to attract talent. We believe we have established ourselves as a leader in Internet-specific industry and domain expertise. Through our solutions and our attention to client satisfaction, we have created a strong track record of customer successes.

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

EMPLOYEES

    As of April 1, 2001, we had a total of 648 employees, of which 67 were in billable and non-billable management, 422 in professional services, and 159 in sales and marketing and administration. Success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. None of our employees are represented by labor unions. We believe our relationship with our employees is good.

RISK FACTORS

    This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

WE HAVE EXPERIENCED, AND MAY IN THE FUTURE EXPERIENCE, A DECLINE IN OUR REVENUES, WHICH MAY NEGATIVELY IMPACT OUR FINANCIAL RESULTS.

    Our revenues for the quarter ended December 31, 2000 declined approximately 40% compared to our revenues for the quarter ended September 30, 2000. We believe the decline in revenues was primarily due to a broad-based general economic slowdown as a result of which clients have decreased technology budgets. In addition, we believe the slowdown resulted from increased competitive pressure from traditional management consulting companies, information technology services and electronic commerce service competitors and a lack of urgency by Global 1000 companies to immediately fund large electronic commerce projects. As a result of the decline in demand for our services, in the quarter ended December 31, 2000 we reduced our headcount from 976 to 753 and we closed offices in Reston, Virginia, and scaled back offices in Seattle, Washington, and Washington, D.C. and temporarily scaled back the New York, New York office. We may be required to further reduce our headcount, close more offices or reduce expenses in other areas if our revenues decline or do not increase as anticipated. Our ability to generate revenues may be impaired to the extent we have reduced our operations. In addition, if demand for our services increases in the future, we may not be able to expand our operations, including hiring additional colleagues, to meet this demand in a timely fashion or at all.

OUR CLIENTS MAY CANCEL OR DELAY SPENDING ON BUSINESS AND TECHNOLOGY INITIATIVES BECAUSE OF THE CURRENT ECONOMIC CLIMATE.

    Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and have begun to cancel or delay spending on business and technology consulting initiatives as a result. Furthermore, the severe financial difficulties that many start-up Internet companies have experienced has further reduced the perceived urgency by larger companies to begin or continue technology initiatives. If large companies continue to cancel or delay their business and technology consulting initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected.

WE HAVE REPORTED OPERATING LOSSES AND MAY NOT ATTAIN PROFITABILITY.

    We incurred pro forma unaudited combined net losses of approximately
$118.50 million and $120.37 million for the years ended December 31, 1998 and 1999, respectively, and consolidated net loss of approximately $278.94 million for the year ended December 31, 2000. Our retained deficit as of December 31, 2000 was approximately $349.91 million. We will need to generate higher revenues and manage expenses to achieve profitability. If our revenues decline or grow more slowly than anticipated, or if our operating expenses exceed our expectations, we may not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase it in the future.

OUR CASH FROM OPERATIONS MAY NOT BE SUFFICIENT TO MEET OUR NEEDS. WE MAY NEED TO OBTAIN ADDITIONAL FINANCING IN THE FUTURE IN ORDER TO MEET OUR WORKING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS OR TO ACQUIRE ADDITIONAL COMPANIES.

    During 2000, we did not generate sufficient cash to cover our operating costs and financing and investment activities. While we believe that our cash from operations, current cash, cash equivalents and lines of credit will be sufficient to meet our working capital and capital expenditure needs at least through March 31, 2002, we may need to raise additional financing after March 2002. We may not be able to obtain additional financing on favorable terms, if at all, which could adversely affect our operations. If we need additional capital and cannot raise it on acceptable terms, we may not be able to acquire additional companies, open or expand offices in the United States and abroad, make capital expenditures, hire and train additional personnel or expand our business.

THE SALE OR AVAILABILITY FOR SALE OF ADDITIONAL SHARES OF OUR COMMON STOCK COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

    As of April 1, 2001, approximately 27,815,000 shares of our common stock were outstanding and approximately 15,700,000 of these shares were freely transferable without restriction or further registration under the Securities Act, except to the extent these shares are held by "affiliates" as defined under Rule 144 under the Securities Act. The remainder of these shares outstanding are "restricted securities" which may be sold subject to the applicable limitations of Rule 144. As of April 1, 2001, options, warrants and debentures convertible or exercisable into approximately 19,907,000 shares of common stock were outstanding and we had reserved an additional 2,435,000 shares of common stock under our stock option plans and employee stock purchase plan. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. A reduction in the price of our common stock could reduce the value of your investment in us and impair our ability to raise capital through the sale of additional equity securities or our ability to use shares as a currency to make acquisitions.

A DEFAULT AND ACCELERATION OF PAYMENT UNDER OUR CREDIT AGREEMENT WOULD CAUSE A CROSS DEFAULT UNDER OUR CONVERTIBLE DEBENTURES AND MAY REQUIRE US TO SELL ASSETS AND PAY ALL AMOUNTS OUTSTANDING UNDER THE CONVERTIBLE DEBENTURES AS WELL.

    In the event of a default under our credit agreement with Wells Fargo, Wells Fargo has the right to demand immediate payment of all outstanding principal and interest, and could force a sale of the assets we have pledged to them to satisfy our obligations. Under the terms of the convertible debentures in aggregate principal amount of $17 million which we issued to Montrose Investments Ltd, Strong River Investments, Inc. and James R. Corey in
September 2000, we agreed that an event of default under specified credit agreements, indentures or similar instrument to which we were a party, which default resulted in outstanding indebtedness becoming due and payable prior to its maturity, would also constitute a default under the convertible debentures. As a result, a default under our Wells Fargo credit agreement that results in the amounts outstanding thereunder becoming due and payable could result in acceleration of our indebtedness under the convertible debentures as well. If Wells Fargo demands immediate payment of all amounts outstanding under the credit agreement, the holders of the convertible debentures could demand payment in full of 107% of the principal amount plus all other amounts outstanding under the debentures. If such an event were to occur and we were unable to reach an accommodation with Wells Fargo and the holders of the convertible debentures, we would have to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts. We have in the past defaulted under our credit agreement, but in each case Wells Fargo has waived the default and declined to cause the amounts owing thereunder to become due and payable, although they have retained their right to cause such amounts to become due and payable upon future defaults. On March 1, 2001, Wells Fargo notified us that we were in default of specified financial covenants under our credit agreement. Wells Fargo agreed to waive these defaults in exchange for a payment of $200,000, and on March 30, 2001, we amended our credit facility with Wells Fargo. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

OUR CLIENTS MAY BECOME UNABLE OR UNWILLING TO PAY US FOR SERVICES PERFORMED.

    We assume a certain level of credit risk with our clients in order to do business. Conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services we have already provided them. In the past we have experienced significant collection delays from certain clients, and we cannot predict whether we will continue to experience similar or more severe delays. If one or more of our clients fails or refuses to pay us in a timely manner or at all, or if we are unable to collect a number of large accounts receivable, it could have a material adverse effect on business, operating results and financial condition.

WE MAY NOT BE ABLE TO HIRE, TRAIN AND RETAIN SKILLED EMPLOYEES, WHICH COULD IMPEDE OUR ABILITY TO COMPETE SUCCESSFULLY.

    As a services company, our future profitability and growth depends in large part on our ability to hire, train and retain skilled consulting, creative, technical and other professionals. If we cannot hire, train and retain a sufficient number of qualified employees, we may not be able to adequately staff projects, our expenses could increase and we may be unable to expand our business as quickly as we would like. In addition, to maintain our competitive position and to grow our business, we must make sure our employees maintain and develop their technical expertise and business skills to satisfy the increasingly sophisticated needs of our clients. This process could be time consuming and expensive and may not be successful.

    Even if we do hire and retain a sufficient number of employees, the expense necessary to compensate them may adversely affect our operating results. We typically grant stock options to attract and retain qualified employees. The decline in the trading price of our stock has adversely affected the incentive value of these stock options and has made it more difficult and expensive for us to hire and retain qualified personnel.

WE DEPEND ON THE SERVICES OF OUR SENIOR MANAGEMENT AND OTHER KEY PERSONNEL. THE LOSS OF SENIOR MANAGEMENT OR OTHER KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

    The loss of management personnel, other key personnel or client relationships could seriously harm our business and adversely affect our growth. We believe that our ability to effectively serve our clients and expand our business in the future will depend on our continued employment of senior management and key strategic, creative and technical personnel. Competition for qualified management personnel and other key personnel is intense. In addition, personal relationships are critical in obtaining and maintaining client engagements in our industry. Our personnel could join with a competitor or start a new business and compete with us, which may result in the loss of client relationships or business opportunities.

OUR REVENUES ARE DIFFICULT TO PREDICT AND WE MAY NOT BE ABLE TO REDUCE EXPENSES IF REVENUES DECLINE.

    We generally cannot reduce our expenses on short notice to compensate for unanticipated variations in the number or size of engagements in progress. As a result, our failure to accurately predict our revenues may result in unnecessary expenses and adversely affect our profitability and financial condition.

    Most of our client engagements are under short-term contracts. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we may not be able to rapidly redeploy our employees or other resources to other engagements. Under these engagements, the client can generally reduce the scope of or cancel our services without penalty and with little or no notice. A number of factors unrelated to our work product or the progress of the project, such as general business conditions, the client's financial state or changes in the client's management structure, could cause cancellations or delays.

UNDER A UTILIZATION OF OUR EMPLOYEE RESOURCES MAY ALSO ADVERSELY AFFECT OUR OPERATING REVENUES.

    We generally establish our personnel levels based on our expectations of client demand. If we hire more employees than our engagements require, or if we are unable to effectively redeploy our employees from project to project, our operating margins may decline and we may suffer losses. Personnel costs and expenses constitute the substantial majority of our operating expenses.

OUR LIMITED COMBINED OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT HOW WE WILL PERFORM IN THE FUTURE.

    We have a limited combined operating history upon which you can evaluate our business and prospects. We have combined the operations of nine businesses into a new company, and we may not be able to achieve or maintain profitability of any of our businesses or overall. As a result, our historical results of operations and pro forma financial information may not give you an accurate indication of our future results of operations or prospects. In addition, companies like us in an early stage of development frequently encounter risks, expenses and difficulties associated with starting a new business, many of which may be unexpected or beyond our control.

OUR PROFITABILITY MAY SUFFER IF SEASONAL AND OTHER FACTORS CAUSE OUR REVENUES TO FLUCTUATE AND WE ARE NOT ABLE TO ADJUST OUR EXPENSES ACCORDINGLY. FLUCTUATIONS IN OUR REVENUES MAY ALSO ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

    Our industry is affected by seasonal factors. Our revenues and income are generally higher in the first and second calendar quarters and lower during the third and fourth calendar quarters as a result of the summer and end-of-year holiday seasons. Several other factors may also cause our revenues and operating results to vary from quarter-to-quarter, including:

    - the number, size and type of client engagements we commence and complete during a quarter;

    - modification or termination of material contracts;

    - the amount and timing of expenditures by our clients for Internet and electronic commerce professional services;

    - our ability to adequately staff our projects and effectively utilize our employees;

    - the fixed personnel and other costs we incur in advance of the quarter;

    - the number, type, timing and costs of acquisitions completed during a quarter;

    - our ability to manage costs, including personnel costs and support services costs; and

    - our introduction of new services.

    As a result of these and other factors, we believe that period-to-period comparisons of our results of operations will not reliably indicate our future performance.

    Our operating results have at times in the past fallen below the expectations of public market analysts, and it is possible that in some future quarter or quarters our operating results may be below the expectations of public market analysts or investors. These shortfalls may significantly affect the market price of our common stock. Our revenues for the quarter ended December 31, 2000 decreased approximately 40% from the quarter ended
September 30, 2000, and we may experience subsequent declines in our revenue.

WE MAY INCUR UNEXPECTED OR UNQUANTIFIABLE LIABILITIES AND EXPENSES ARISING FROM THE OPERATION OF A COMPANY BEFORE WE ACQUIRED IT.

    When we acquire companies, we may acquire liabilities and expenses that we did not know about at the time we negotiated these acquisitions. We may also acquire contingent liabilities that become realized, or liabilities that prove to be larger than anticipated. Because our recourse against the former owners of the companies for these liabilities is generally limited as described below, the realization of any of these liabilities may increase our expenses and reduce our cash reserves.

THE INDEMNIFICATION PROVISIONS OF THE ACQUISITION AGREEMENTS BY WHICH WE HAVE ACQUIRED COMPANIES MAY NOT FULLY PROTECT US AND MAY RESULT IN UNEXPECTED LIABILITIES.

    Some of the former owners of the companies we have acquired are required to indemnify us against liabilities related to the operation of their company before we acquired it. The acquisition agreements by which have acquired companies all include provisions for the indemnification of Luminant by former owners of each company for breaches of their representations and warranties in the acquisition agreements. In most of these agreements, however, the liability of each former owner is limited to the total amount of the purchase price, including contingent consideration that the former owner received. Additionally, in some cases these former owners may not have the financial ability to meet their indemnification responsibilities. We cannot assure you that any of the former owners of the companies we have acquired will satisfy their indemnification obligations, if any.

IF WE HAVE TO PAY ADDITIONAL CONSIDERATION TO THE FORMER OWNERS OF ANY OF THE COMPANIES WE HAVE ACQUIRED, YOUR INVESTMENT IN US MAY BE DILUTED.

    We have agreed to pay the former owners of two of the companies we have acquired additional consideration after the date hereof upon satisfaction of specified financial and operational conditions. The consideration payable to the former owners of one of these companies must be paid in stock, and the consideration payable to the former owners of the other company may be paid in stock or cash, at our discretion. We currently intend to make these payments in stock. Payment of these obligations in our common stock will dilute the value of your investment in us. Any additional consideration will either create additional goodwill and increase the related amortization expense or will create additional operating expense recorded as equity based compensation. We cannot predict the amount of additional consideration that we will have to pay to the former owners of the companies we have acquired.

WE PROVIDE SERVICES THAT ARE OFTEN CRITICAL TO OUR CUSTOMERS' BUSINESSES; ANY DEFECTS IN OUR SERVICES COULD EXPOSE US TO SIGNIFICANT LIABILITY.

    We create, implement and maintain Internet and electronic commerce systems and other applications that are critical to our clients' businesses. Any defects or errors in these systems or applications or failure to meet clients' expectations could result in:

    - delayed or lost client revenues;

    - rendering additional services to a client at no charge;

    - negative publicity regarding us and our services; and

    - claims for substantial damages against us, regardless of fault.

    The successful assertion of a large claim against us could seriously harm our business, financial condition and operating results. Our contracts generally limit our damages arising from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. Our general liability insurance coverage may not cover one or more large claims, or the insurer may disclaim coverage as to any future claim. In addition, our general liability insurance coverage may not continue to be available on reasonable terms or at all.

OUR FAILURE TO PROTECT OR MAINTAIN OUR INTELLECTUAL PROPERTY RIGHTS COULD COST US MONEY, PLACE US AT A COMPETITIVE DISADVANTAGE AND RESULT IN LOSS OF REVENUE AND HIGHER EXPENSES.

    The steps we have taken to protect our proprietary intellectual property rights may not prevent or deter someone else from using or claiming rights to our intellectual property. Third party infringement or misappropriation of our trade secrets, copyrights, trademarks or other proprietary information could seriously harm our business. We also cannot assure you that we will be able to prevent the unauthorized disclosure or use of our proprietary knowledge, practices and procedures if any of our officers or other employees leave us. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may claim that we have violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may distract our management.

FROM TIME TO TIME WE AGREE NOT TO PERFORM SERVICES FOR THE COMPETITORS OF PARTICULAR CLIENTS, WHICH COULD REDUCE THE NUMBER OF OUR PROSPECTIVE CLIENTS.

    Non competition agreements that we enter into occasionally with some of our clients may constrain our business opportunities and reduce our potential revenue and profitability. Many of the services we perform for our clients are competitively sensitive. We occasionally agree not to perform any services for a client's competitors or in a particular field for a limited period of time. Even if we are not contractually prohibited from servicing competitors of our existing clients, we risk alienating these clients if we provide services to any of their competitors. Because these contractual restrictions and other considerations may preclude our access to potential clients, they could adversely affect our revenue.

A SIGNIFICANT PORTION OF OUR ASSETS IS INTANGIBLE. WE MUST AMORTIZE OUR INTANGIBLE ASSETS OVER A FIXED PERIOD EVEN IF WE NEVER REALIZE THEIR FULL VALUE. THE AMORTIZATION CHARGES WE INCUR IN EACH PERIOD WILL REDUCE OUR NET INCOME.

    Our acquisition of companies has created significant goodwill on our financial statements. We are amortizing this goodwill over a period of three years, which negatively affects our operating results in those periods. We have agreed to pay the former owners of two of the companies we have acquired additional consideration after the date of this Annual Report on Form 10-K if specified conditions are met. Any additional consideration will either create additional goodwill and increase the related amortization expense or will create additional operating expense recorded as equity-based compensation. At December 31, 2000, we had goodwill net of accumulated amortization of approximately $103.6 million.

WE FACE INTENSE COMPETITION IN OUR INDUSTRY AND LOW BARRIERS TO ENTRY MAY ENCOURAGE ADDITIONAL COMPETITORS IN THE FUTURE, WHICH MAY NEGATIVELY IMPACT OUR OPERATING RESULTS.

    In light of the resources of our existing competitors and the likelihood that new competitors will enter the market, we cannot assure you that we will compete successfully in the Internet and electronic commerce services market. Our failure to compete successfully could reduce our revenues and our profitability. Competition in the Internet and electronic commerce professional services market is intense. We expect competition to persist and intensify in the future. We compete against companies selling Internet and electronic commerce software and services, and the in-house development efforts of companies seeking to engage in electronic commerce. Our current competitors include, and may in the future include, the following:

    - general management consulting companies, including Bain & Company and McKinsey & Company;

    - systems integrators, including Accenture, Cambridge Technology Partners, Sapient and consulting arms of the "Big Five" accounting firms;

    - Internet professional services firms, including public companies such as DiamondCluster International, Inc., Proxicom, Razorfish, Scient, and Viant, as well as private firms;

    - the professional services groups of computer equipment companies, including Compaq, Hewlett-Packard and IBM; and

    - internally developed solutions of current and potential clients.

    Because barriers to entry in our market are low, we also expect other companies to enter our market. In addition, current and potential competitors have established, or may establish, cooperative relationships among themselves or with vendors. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

    Many of our largest competitors have longer operating histories, larger client bases, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than us. Each of these factors may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, marketing campaigns, strategic partnerships and other initiatives.

WE MAY LOSE MONEY ON FIXED FEE CONTRACTS IF WE MISCALCULATE THE RESOURCES REQUIRED TO COMPLETE A PROJECT.

    We occasionally enter into contracts with our clients on a fixed-fee, fixed-timeframe basis. A miscalculation of the resources or time needed to complete fixed-fee engagements could substantially reduce our profitability.

TECHNOLOGY IN THE INTERNET AND ELECTRONIC COMMERCE INDUSTRY CHANGES RAPIDLY. IF WE FAIL TO KEEP UP WITH THESE CHANGES, WE WILL NOT BE ABLE TO MEET OUR CLIENTS' NEEDS AND OUR BUSINESS WILL SUFFER.

    Rapid technological change and frequent introductions of new products and services characterize our market and the technologies our clients use. Our failure to successfully respond to these technological developments or to respond in a timely or cost-effective way could substantially reduce our revenues and adversely affect our profitability. Our success will depend on our ability to rapidly master and develop an evolving set of capabilities and to offer services that keep pace with continuing changes in technology, industry standards and client preferences.

OUR GROWTH AND PROFITABILITY DEPEND ON CONTINUED AND EXPANDING DEMAND FOR OUR SERVICES. THE DEMAND FOR OUR SERVICES DEPENDS ON THE CONTINUED USE OF THE INTERNET BY LARGE CORPORATIONS.

    If a viable and sustainable market for our Internet and electronic commerce services and solutions does not develop, or if we cannot differentiate our services from those of our competitors, our revenue and operating margins may decline and we may continue to experience losses. We cannot be certain that the market for our solutions and services will continue to grow. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including:

    - inadequate network infrastructure;

    - insufficiency of telecommunications services to support electronic commerce and the Internet;

    - delays in the development of technologies that facilitate use, and improve the security, of the Internet and electronic commerce;

    - delays in the development of new conventions to handle increased levels of Internet activity;

    - increased governmental regulation;

    - changes in sales tax laws; and

    - failure of companies to meet their customers' expectations and service requirements in delivering goods and services via electronic commerce and over the Internet.

NEW LAWS OR REGULATIONS AFFECTING THE INTERNET, ELECTRONIC COMMERCE OR COMMERCE IN GENERAL COULD REDUCE OUR REVENUES AND ADVERSELY AFFECT OUR GROWTH.

    Congress and other domestic and foreign governmental authorities have adopted and are considering legislation affecting use of the Internet, including laws relating to the use of the Internet for commerce and distribution. The adoption or interpretation of laws regulating the Internet, or of existing laws governing such things as consumer protection, libel, property rights and personal privacy, could hamper the growth of the Internet and its use as a communications and commercial medium. If this occurs, companies may decide not to use our services and our business and operating results would suffer.

ITEM 2. PROPERTIES.

    Luminant's principal executive offices are located at 13737 Noel Road, Suite 1400, Dallas, Texas. That office is leased through March 2007 and covers approximately 48,000 square feet.

    At December 31, 2000, Luminant also leased offices in:

-- Houston, TX            -- New York, NY          -- San Francisco, CA
-- Chicago, IL            -- Atlanta, GA           -- Seattle, WA
-- Denver, CO             -- Herndon, VA           -- Poughkeepsie, NY
-- Larchmont, NY          -- Raleigh, NC           -- Doylestown, PA
-- Reston, VA

    Subsequent to December 31, 2000, we reduced our leased square footage commitment in New York, New York, and Seattle, Washington, and Washington D.C. In addition, we closed offices in Reston, Virginia, and plan to close offices in Denver, Colorado. The decrease in office space was a result of the decrease in personnel due to our restructuring plan implemented in the quarter ended December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

    We are, from time to time, a party to legal proceedings arising in the normal course of our business. We believe that none of the legal proceedings currently outstanding will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A special meeting of the stockholders of Luminant was held on November 20, 2000. Luminant did solicit proxies. The stockholders of the shares of Luminant common stock entitled to vote at the Annual Meeting voted on and approved the following matter:

    A. Amendment to Luminant's 1999 Long-Term Incentive Plan to increase the number of shares issuable under the plan to an amount equal to 45% of the common stock of Luminant issued and outstanding at any given time.

         Number of Shares:
         -----------------
   For:     Against:    Abstentions:
   ----     ---------   ------------
11,774,298  2,050,143       985,634

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information regarding our executive officers as of April 1, 2001. The executive officers hold office until their successors are appointed and qualify.

NAME                                  AGE      POSITION
----                                --------   --------
James R. Corey...................      47      Chief Executive Officer and President
Thomas G. Bevivino...............      45      Chief Financial Officer and Secretary
Richard M. Scruggs...............      45      Vice Chairman and Executive Vice President of Corporate
                                               Development
Michael E. Smith.................      44      Executive Vice President of Strategy Services
K. David Quackenbush, Jr.........      39      Chief Operating Officer

    James R. Corey has been our Chief Executive Officer since September 2000 and our President since the closing of our initial public offering in September 1999. Mr. Corey also served as our Chief Operating Officer from the closing of our initial public offering until December 2000. Mr. Corey served as Managing Director of Potomac Partners from September 1997 until September 1999. Prior to joining Potomac Partners, Mr. Corey served as Co-Chief Operating Officer of AT&T Solutions and Managing Partner of their Consulting Division from June 1995 until September 1997. From June 1994 to June 1995, Mr. Corey served as President of the Worldwide Services Organization of Unisys Corporation. From December 1989 until June 1994 Mr. Corey was a partner in the Los Angeles office of McKinsey & Company, Inc. Previously, Mr. Corey was a Partner at Andersen Consulting in Chicago.

    Thomas G. Bevivino has been our Chief Financial Officer and Secretary since December 1999 and served as our Vice President of Finance from July 1999 until December 1999. From March 1999 until July 1999, Mr. Bevivino performed financial and accounting services for us through ARC Group LLC, his specialist financial advisory and transactions support firm. From June 1986 to June 1988, Mr. Bevivino served as a staff accountant at Kreischer Miller & Co., an accounting, auditing and financial advisory firm. After receiving his CPA in June 1988, Mr. Bevivino served as a Senior Accountant at Kreischer Miller from June 1988 to August 1990. From August 1990 to December 1991, Mr. Bevivino served as the corporate controller of Realen Homes, a real estate developer. In December 1991, Mr. Bevivino rejoined Kreischer Miller where he worked until March 1999, departing as a Senior Engagement Manager. Mr. Bevivino is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

    Richard M. Scruggs has been our Vice Chairman and Executive Vice President of Corporate Development since the closing of our initial public offering in September 1999. Mr. Scruggs served as President, Chief Executive Officer and Chairman of the Board of Align from October 1996 until September 1999. From January 1996 until October 1996, Mr. Scruggs served as Chief Operating Officer of Rothwell Systems, which was later purchased by Perot Systems, Inc. From
May 1990 until January 1996, Mr. Scruggs served in a variety of capacities at BSG Alliance/IT, including Managing Director of Business Development and Managing Director of the Houston office. BSG Alliance/IT is a firm specializing in client server systems integration.

    K. David Quackenbush, Jr. has served as our Chief Operating Officer since March 2001. Mr. Quackenbush served as our Executive Vice President of Implementation Services from October 2000 until March 2001, served as Managing Director, Central Region from January 2000 until September 2000 and has led our Central Region since November 1999. From July 1998 until November 1999,
Mr. Quackenbush served as Principal in charge of the Houston and Energy Business Units of Align, one of the eight companies acquired by Luminant simultaneously with our initial public offering. From August 1993 until July 1998, Mr. Quackenbush was Director of Per-Se Technologies, a provider of software and information system services to the healthcare industry.

    Michael E. Smith has served as our Executive Vice President of Strategy Services since October 2000, served as our Managing Director, Strategy since February 2000 and has led the strategy practice since September 1999. From January 1996 until September 1999, Mr. Smith served as a Vice President of Mercer Management Consulting, a corporate strategy consulting firm. From January 1991 until January 1996, Mr. Smith served as a Vice President for Visa International, a full-service payment card provider.

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

QUARTER                                                         HIGH       LOW
-------                                                       --------   --------
Third Quarter, 1999.........................................  $35.500    $18.000
Fourth Quarter, 1999........................................  $52.000    $26.625
First Quarter, 2000.........................................  $45.000    $15.563
Second Quarter, 2000........................................  $17.625    $ 5.750
Third Quarter, 2000.........................................  $ 9.500    $ 2.750
Fourth Quarter, 2000........................................  $ 3.094    $ 0.625

(b) Holders

    At April 1, 2001, there were approximately 140 record holders of our common stock, according to the records maintained by our transfer agent.

(c) Dividends

    Except for distributions made by the Acquired Businesses prior to their acquisition, we have not paid, and do not intend to pay, dividends on our common stock in the foreseeable future. Instead, we currently intend to retain our earnings to finance the expansion of our business and for general corporate purposes. Our Board of Directors has the authority to declare and pay dividends on the common stock at any time, in its discretion, as long as there are funds legally available for that distribution. Our line of credit with Wells Fargo Business Credit, Inc. prohibits the payment of dividends without the lender's consent.

(d) Unregistered Sales of Securities

    The following sets forth information as to all equity securities sold by us during the period covered by this report that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), to the extent not previously included in a Quarterly Report on Form 10-Q.

    On November 3, 2000, we issued an aggregate of 14,040 shares of common stock to the former owners of New York Consulting Partners, LLC, as contingent consideration pursuant to the terms of the agreement by which we acquired certain assets and liabilities of New York Consulting Partners, LLC. An exemption is claimed under Section 4(2) of the Securities Act.

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

    The Selected Financial Data set forth below has been derived from the audited financial statements of Luminant and its accounting acquirer for each of the five periods ended December 31, 1996, 1997, 1998, 1999, and 2000. For historical financial statement purposes, Align has been determined to be the accounting acquirer. For periods prior to September 21, 1999, the information relates to Align on a stand-alone basis. For the period beginning September 21, 1999, the information relates to Luminant and its subsidiaries on a consolidated basis and presents Align as the accounting acquirer. Align was founded in 1996; and therefore, no data is presented for any earlier periods. The selected historical financial data below should be read in conjunction with the historical financial statements and related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that appear elsewhere in this report.

                                                  FOR THE PERIOD
                                                  FROM INCEPTION
                                                   (OCTOBER 16,                FOR THE YEAR ENDED
                                                     1996) TO                     DECEMBER 31,
                                                   DECEMBER 31,    ------------------------------------------
                                                       1996          1997       1998       1999       2000
                                                  --------------   --------   --------   --------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues........................................      $  112        $3,268     $9,226    $ 52,115   $ 134,630
Cost of services................................          80         1,711      4,948      28,812      83,699
                                                      ------        ------     ------    --------   ---------
    Gross margin................................          32         1,557      4,278      23,303      50,931
Operating expenses..............................         233         1,706      4,277      68,465     329,117
                                                      ------        ------     ------    --------   ---------
(Loss) income from operations...................        (201)         (149)         1     (45,162)   (278,186)
                                                      ------        ------     ------    --------   ---------
Loss before provision for income taxes..........        (201)         (174)       (76)    (45,137)   (278,936)
                                                      ------        ------     ------    --------   ---------
Net loss........................................      $ (201)       $ (174)    $  (76)   $(45,137)  $(278,936)
                                                      ======        ======     ======    ========   =========
Net loss per share:
    Basic and diluted...........................      $(0.15)       $(0.05)    $(0.02)   $  (4.54)  $  (10.55)
                                                      ======        ======     ======    ========   =========
Weighted average shares outstanding:
    Basic and diluted (1).......................       1,307         3,280      3,539       9,945      26,441
                                                      ======        ======     ======    ========   =========
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.......................      $  216        $   11     $   --    $ 30,508   $   7,794
Cash pledged as security for line of credit.....          --            --         --          --       7,500
Total assets....................................         643         1,328      3,067     398,167     162,765
Working capital.................................         261           478        805     (13,382)    (15,523)
Long-term debt, net of current maturities.......          --           233        156       3,829       2,313
Stockholders' equity............................         568           601      1,469     322,091     100,564

------------------------

(1) For periods prior to 1999, reports the historical weighted average shares outstanding for Align restated for the conversion of Align common stock into Luminant common stock. For 1999, reports weighted average shares outstanding representing: (i) the Align weighted average shares outstanding restated for the conversion of Align common stock into Luminant common stock, (ii) the shares issued to acquire the seven Acquired Businesses other than Align,
    (iii) the shares outstanding at Luminant and (iv) shares issued in the initial public offering. See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis compares the year ended December 31, 1998 to the corresponding period ended December 31, 1999 and the year ended December 31, 1999 to the corresponding period ended December 31, 2000 for Luminant Worldwide Corporation and its subsidiaries. You should read the following discussion in conjunction with the pro forma and historical financial statements and related notes contained elsewhere in this Annual Report on Form 10-K.

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

    During the second half of 2000, the Company recorded a restructuring charge of approximately $7.7 million. This restructuring charge was taken to align the Company's cost structure with changing market conditions and to create a more efficient organization. The restructuring plan resulted in the termination of approximately 250 employees, cancellation or renegotiation of certain facility leases as a result of those employee terminations, and cancellation of contracts for services that are not critical to the Company's core business strategy.

    The Company was founded in August 1998. Prior to September 1999, it did not conduct any material operations. On September 21, 1999, Luminant completed its initial public offering and the acquisition of the Acquired Businesses. One of the Acquired Businesses, Align Solutions Corp., has been identified as the "accounting acquirer" for our financial statement presentation, and its assets and liabilities have been recorded at historical cost levels. The pro forma combined financial information in this report covers periods during which the Acquired Businesses had different tax structures and operated independently of each other as private, owner-operated companies.

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

    Our financial results may fluctuate from quarter to quarter based on such factors as the number, complexity, size, scope and lead time of projects in which we are engaged. More specifically, these fluctuations can result from the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. In addition, revenue from a large customer or project may constitute a significant portion of our total revenue in a particular quarter. In the future, we anticipate that the general size of our individual client projects will grow and that a larger portion of total revenues in any given period may be derived from our largest customers. Although Luminant has previously experienced growth in revenues, we did experience a decline in revenue from the second quarter of 2000 to the third quarter of 2000, and from the third quarter of 2000 to the fourth quarter of 2000. We believe that the decline in revenues was primarily due to a general economic slowdown, an extension in the sales cycle for many of our customers and delays in the use of our services by Global 1000 companies and increased competition from traditional management consulting companies.

    Our cost of services is comprised primarily of salaries, employee benefits and incentive compensation of billable employees.

    Selling expenses consist of salaries, bonuses, commissions and benefits for our sales and marketing staff as well as other marketing and advertising expenses. General and administrative costs consist of salaries, bonuses and related employee benefits for executive, senior management, finance, recruiting and administrative employees, training, travel, recruiting, bad debt provisions and other corporate costs. General and administrative costs also include facilities costs including depreciation and computer and office equipment operating leases.

RESULTS OF OPERATIONS--HISTORICAL

    For historical financial statement purposes, Align has been determined to be the accounting acquirer. For periods prior to September 21, 1999, the information relates to Align on a stand-alone basis. For the period beginning September 21, 1999, the information relates to Luminant and its subsidiaries on a consolidated basis and presents Align as the accounting acquirer. The addition of the operating results for all of the Acquired Businesses beginning on September 21, 1999 principally accounts for the changes in the 2000 periods from the 1999 periods and the 1999 periods from the 1998 periods. For a discussion of pro forma operations for the years ended December 31, 1998, 1999 and 2000 see "Results of Operations--Pro Forma Combined."

2000 COMPARED TO 1999

Revenues

    Revenues increased $82.5 million, or 158%, from $52.1 million for the year ended December 31, 1999 to $134.6 million for the year ended December 31, 2000.

Gross Margin

    Gross margin increased $27.6 million, or 118%, from $23.3 million for the year ended December 31, 1999, to $50.9 million for the year ended December 31, 2000.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses, including bad debt expense, increased $58.5 million, or 280% from $20.9 million for the year ended December 31, 1999 to $79.4 million for the year ended December 31, 2000.

1999 COMPARED TO 1998

Revenues

    Revenues increased approximately $42.9 million, or 465%, from $9.2 million for the year ended December 31, 1998 to $52.1 million for the year ended December 31, 1999.

Gross Margin

    Gross margin increased $19.0 million, or 442%, from $4.3 million for the year ended December 31, 1998, to $23.3 million for the year ended December 31, 1999.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses, including bad debt expense, increased by approximately $16.7 million, or 395%, from $4.2 million for the year ended December 31, 1998 to $20.9 million for the year ended December 31, 1999.

EQUITY BASED COMPENSATION EXPENSE

    The Company has equity based compensation expense relating to the value of options granted at exercise prices below fair market value to employees of Align and certain employees of businesses acquired by Align. As all these options continue to vest, equity based compensation expense in a given period relating to these options will decline. Equity based compensation expense incurred with respect to these options was approximately $1.7 million, for the year ended December 31, 2000.

    The Company will be required to issue up to a total of 152,583 shares in two equal installments on each of the first two anniversary dates of the closing of the acquisition of New York Consulting Partners, subject to the former members of New York Consulting Partners achieving certain revenue targets or operational metrics. These payments will be recorded as equity-based compensation in the event all requirements for issuance are met.

INTANGIBLES AMORTIZATION

    As a result of acquisitions made in 1999 by Align, the purchase of our Acquired Businesses, and contingent consideration totaling approximately
$47.2 million paid to former owners of the Acquired Businesses in 2000, we recorded approximately $368.3 million of goodwill. On June 22, 2000, the Company acquired certain assets and liabilities of New York Consulting Partners and recorded additional goodwill of approximately $7.7 million. These amounts are being amortized over a period of three years.

    Certain former owners of one of the Acquired Businesses are still eligible to receive additional contingent consideration through June 30, 2002, based upon the amount of certain types of revenues we receive from a particular client. During the periods from January 1, 2000 through June 30, 2000, and July 1, 2000 through December 31, 2000, the amount of contingent consideration earned by these former owners totaled approximately $2.2 million and $1.1 million, respectively. This contingent consideration is payable no later than thirty days after completion of our audit for the fiscal year 2000. We currently intend to pay all of the contingent consideration earned in shares of Luminant common stock. The number of shares to be issued will be determined based on the average trading price of our common stock during the thirty-day period preceding issuance of the shares.

    In connection with the goodwill recorded as a result of the acquisition of the Acquired Businesses and subsequent payment of contingent consideration, we presented pro forma and actual amortization expense of approximately $106.6 and $125.8 million for year ended December 31, 1999 and 2000, respectively.

    Management of the Company has continually reviewed the impairment and potential recoverability of the goodwill, as events and changes in circumstances have warranted, determining whether or not any of the goodwill associated with the acquisitions described above has been impaired. In the fourth quarter of 2000, as part of the Company's restructuring plan, the Company exited certain lines of business of four of the Acquired Businesses and $114.5 million of unamortized goodwill was written off. This action resulted in a charge in the statement of operations for the year ended December 31, 2000.

MATERIAL DEVELOPMENTS

    On September 26, 2000, the Board of Directors designated James R. Corey as the Company's new Chief Executive Officer. Mr. Corey succeeds Guillermo G. Marmol, who resigned from the position in September 2000. Under the terms of Mr. Marmol's employment agreement, the Company has recognized expenses related to his resignation approximating $1.0 million, representing payments made and to be made through March 2002.

    In the fourth quarter of fiscal 2000, the Company took certain actions intended to help it achieve sequential growth and profitability. These actions consisted of terminating approximately 250 employees, canceling or renegotiating certain facility leases as a result of those employee terminations, and canceling contracts for services that are not critical to the Company's core business strategy. These restructuring actions, and the expenses relating to Mr. Marmol's resignation, resulted in the Company recognizing a charge to operations of approximately $7.7 million during the second half of 2000. Of this $7.7 million, approximately $4.7 million represents cash expenditures in 2000. The remaining $3.0 million in accrued restructuring costs represents cash expenditures expected to be made during 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Luminant Worldwide Corporation is a holding company that conducts its operations through its subsidiaries. Accordingly, its principal sources of liquidity are the cash flows of its subsidiaries, unallocated proceeds from the issuance of warrants and convertible debentures and cash available from its line of credit.

    Net cash provided by operations for the year ended December 31, 1999 was approximately $7.7 million, as compared to net cash used in operations of approximately $19.8 million for the year ended December 31, 2000. The use of cash by operations during the year 2000 was primarily the result of the loss, before non-cash charges such as non cash interest, depreciation, and amortization, for the year ended December 31, 2000, of approximately
$18.0 million, offset by the Company's deferral of payments until early 2001 of certain accounts payable totaling approximately $8.2 million.

    Net cash used in investing activities decreased from approximately
$40.8 million for the year ended December 31, 1999 to approximately
$14.3 million for the year ended December 31, 2000. The use of cash during 2000 was a result of capital expenditures for leasehold improvements to new offices in New York, New York, and Dallas, Texas, installation of an integrated financial accounting system, and amounts paid for the acquisition of New York Consulting Partners. We expect that capital expenditures will decrease significantly as a result of the closing of certain offices in connection with the restructuring discussed in Note 7 to the financial statements included in this Annual Report on Form 10-K. We have committed to approximately
$1.8 million in leasehold improvements during the first half of 2001 relating to the relocation of our Houston facility. In addition, provisions of the Wells Fargo line of credit limit our total capital expenditures for the year 2001 to $4.5 million.

    Net cash provided by financing activities was approximately $63.6 million for the year ended December 31, 1999, compared to net cash provided by financing activities of approximately $18.8 million for the year ended December 31, 2000. The cash provided by financing activities during 2000 primarily consisted of borrowings of $7.2 million under the Wells Fargo line of credit, as well as gross consideration of $17 million in exchange for convertible debentures and warrants issued in September 2000, offset by repayments of notes payable of $3.1 million and $1.0 million of debt issue costs.

    On September 21, 2000, the Company entered into a convertible debenture purchase agreement with Montrose Investments Ltd., Strong River
Investments Inc. and James R. Corey, our Chief Executive Officer, President and Director. Under the terms of the agreement, we sold to Montrose and Strong River warrants, exercisable through September 21, 2005, to purchase up to 1,373,626 shares of our common stock at $2.73 per share, as well as 6% convertible debentures, due September 21, 2003, in an aggregate principal amount equal to $15 million, convertible into a total of 6,000,000 shares of our common stock. Under the same agreement, we sold to Mr. Corey warrants, exercisable through September 21, 2005, to purchase up to 183,150 shares of our common stock at $2.73 per share, as well as 6% convertible debentures, due September 21, 2003, in an aggregate principal amount equal to $2 million, convertible into a total of 800,000 shares of our common stock. The number of shares into which the debentures may be converted, the exercise price of the warrants and in some cases the number of warrants, will be adjusted if we issue shares of common stock at a price lower than the conversion price or exercise price, as applicable, or if we conduct a stock split, stock dividend or similar transaction. The holders of the debentures have the right to put to us, on September 21, 2001 and on a quarterly basis thereafter, all or any portion of the outstanding debentures, including any interest or other amounts outstanding thereunder, in return for cash or, up to the limit described below, our common stock, at our election, at the lower of (1) the then prevailing conversion price of the debentures, or (2) the average closing price of our common stock for the five trading days preceding the date such right is exercised.

    The holder of such debentures is, among other things, prohibited from using them to acquire shares of our common stock to the extent that such acquisition would result in such holder, together with any affiliate thereof, beneficially owning in excess of 4.999% of the outstanding shares of our common stock following such acquisition. This restriction may be waived by a holder upon not less than 60 days prior notice to us. If the debenture holders do not waive such restriction upon conversion of the debentures, the debenture holders could choose to require us to retain for future conversion any principal amount tendered for conversion in excess of the 4.999% restriction or require us to return to such debenture holder the excess principal amount of the outstanding debentures to the debenture holder.

    Of the $17.0 million in gross proceeds from the issuance of the debentures and warrants, $3.5 million was allocated to the warrants. The debt is recorded on the Company's consolidated balance sheet at December 31, 2000, as a current liability of $13.7 million. As a result of the put option applicable to the debentures, all of the debt is categorized as a current liability on our consolidated balance sheet. Amortization of the original issue discount on the debt, using an effective interest rate of 16.90%, resulted in an additional interest expense of $300,000 during the year ended December 31, 2000. The accretion of original issue discount on the debt will cause an increase in indebtedness from September 30, 2000 to September 21, 2003 of $3.3 million.

    Under the debentures, a default by Luminant under certain credit agreements and certain other, similar agreements which results in the amounts owed thereunder becoming due and payable prior to maturity, also triggers a default under the debentures, and gives the holders of the debentures the right to require Luminant to pay 107% of the principal amount plus all other amounts outstanding under the debentures, in cash or stock at the debenture holder's election. If Wells Fargo causes the amounts owed by Luminant under the Wells Fargo credit agreement to become due and payable as a result of a default under the credit agreement, the holders of the debentures would have the right to require Luminant to pay or issue stock in the amounts described above.

    For a discussion of certain contingent consideration which we have paid and may in the future be required to pay to certain former owners of the Acquired Businesses and to the former owners of New York Consulting Partners, please see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations--Intangibles Amortization."

    In March 2000, we entered into a $15 million revolving credit agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") for a senior secured credit facility. The initial term of the credit agreement extends until March 31, 2003 and is automatically renewable for successive one-year terms thereafter, unless Luminant provides Wells Fargo with ninety days written notice of its election not to renew the credit facility. Borrowings under this credit agreement accrue interest at a rate of, at our option, either (1) the prime rate of Wells Fargo Bank, N.A.-San Francisco, or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 250 basis points. The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial covenants, and restriction on certain acquisitions. As of December 31, 2000, borrowings of $7.2 million were outstanding under this revolving credit agreement. The weighted average interest rate on these obligations as of such date was 7.1%.

    In July and October 2000, Wells Fargo notified us that we were in default of specified reporting and financial ratio covenants contained in our credit agreement. In addition, in March 2001, Wells Fargo notified us that we were in default of the credit agreement covenant which required us to maintain a minimum tangible net worth of $30 million, as well as the requirement that we not incur, for the year ended December 31, 2000, a loss (before interest, income taxes, depreciation and amortization) in excess of $12.5 million. In each of the instances of default described above in this paragraph, Wells Fargo agreed to waive the applicable defaults and amend certain terms of the credit agreement, in each case in exchange for consideration of $200,000. The agreements incorporating the terms of each of these waivers and amendments are included as exhibits to this Annual Report on Form 10-K.

    In March 2001, Wells Fargo and Luminant entered into the Third Amendment to the Credit and Security Agreement. Among other terms, the Third Amendment replaced certain existing financial covenants with the requirements that (1) we maintain certain fixed charge coverage as specified therein, and (2) we do not incur more than $4.5 million in capital expenditures during the year ended December 31, 2001. The terms of the Third Amendment also prohibit us from, or permitting any of our controlled affiliates from, consolidating or merging with or into any other person or acquiring all or substantially all of the assets of another person. This description of the Third Amendment is qualified in its entirety by the copy of the executed Third Amendment, which is attached as an exhibit to this Annual Report on Form 10-K.

    The Company's management believes that cash flows from operations, cash on hand, and amounts available under the Wells Fargo credit agreement to be sufficient to finance operations through March 31, 2002. To finance its operations as described in the preceding sentence and avoid future violations of the credit facility covenants, the Company in 2001 expects to substantially reduce its cash expenditures from the levels incurred during the year 2000. During the second half of 2000, the Company terminated approximately 250 employees. The Company has also canceled or renegotiated certain facility leases, restricted discretionary expenditures and canceled certain contracts not critical to the Company's core business strategy, to conserve cash.

    Management believes that with the actions taken and the business plan being pursued that the Company will be able to fund its operations from cash flows, cash on hand, and cash available under the Wells Fargo credit agreement. However, the success of the plans described above is dependent on the ability of the Company to execute its business plan and achieve the planned cost reductions. In addition, whether the Company's operating revenues will exceed operating expenses depends on a wide variety of factors, including general business trends and the development of our markets. To the extent we are unable to fund our operations from cash flows, cash on hand, and cash available under the Wells Fargo credit agreement, we may need to obtain financing in the form of either additional equity or indebtedness. Additional financing may not be available on terms acceptable to us, if at all.

    As a result of the acquisitions of the Acquired Businesses, we assumed current and long-term debt of $5.7 million and $3.7 million, respectively. Of those amounts, $1.4 million current debt and $2.6 million long-term debt were repaid from proceeds of our initial public offering or from operations and $2.8 was repaid from borrowings under our Wells Fargo credit facility. As of December 31, 2000, we had a total of $3.1 million in outstanding current and long-term indebtedness (excluding obligations under our revolving credit facility with Wells Fargo and the convertible debentures issued September 21,
2000). The weighted average interest rate on these obligations at December 31, 2000 was 10.75%. Certain of our notes payable contain restrictive covenants. At December 31, 2000, we were in compliance with, or had obtained waivers for, all debt covenants.

RESULTS OF OPERATIONS--PRO FORMA

    The pro forma financial statements herein reflect pro forma adjustments for:

    - amortization of goodwill resulting from the acquisitions of the Acquired Businesses,

    - reversal of the Acquired Businesses' income tax provision, as Luminant has not demonstrated that it will generate future taxable income,

    - a reduction in 1999 compensation expense of the Acquired Businesses, other than Align as the accounting acquirer, related to non recurring, non cash and equity-related compensation charges related to equity appreciation rights, and

    - adjustments to increase expenses related to budgeted compensation for additional corporate management, Board of Directors' expenses, other administrative expenses, and other additional expenses of being a public entity.

    The pro forma combined results of operations of the Acquired Businesses for the periods presented do not represent combined results of operations presented in accordance with accounting principles generally accepted in the United States. They are only a summary of the revenues, cost of services and selling, general and administrative expenses of the individual Acquired Businesses on a pro forma basis. The pro forma combined results may not be comparable to, and may not be indicative of, Luminant's post-combination results of operations. The discussion of the pro forma combined results of operations should be read in conjunction with our financial statements and the related "Notes to the Consolidated Financial Statements" appearing in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

            LUMINANT WORLDWIDE CORPORATE AND SUBSIDIARIES ACTUAL AND
                     PRO FORMA COMBINED STATEMENT OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                1998          1999         2000
                                                             -----------   -----------   ---------
                                                              PRO FORMA     PRO FORMA     ACTUAL
                                                             -----------   -----------   ---------
                                                             (UNAUDITED)   (UNAUDITED)   (AUDITED)
Revenues...................................................   $  54,846     $  97,986    $ 134,630

Cost of services...........................................      35,044        54,264       83,699
                                                              ---------     ---------    ---------

Gross margin...............................................      19,802        43,722       50,931

Selling, general and administrative expenses...............      27,268        40,467       79,434

Equity-related compensation expense........................       4,355        16,016        1,734

Intangibles amortization...................................     106,648       106,639      125,830

Goodwill related to the abandonment of operations of
  certain acquired companies...............................          --            --      114,455

Restructuring charge.......................................          --            --        7,664
                                                              ---------     ---------    ---------

Loss from operations.......................................    (118,469)     (119,400)    (278,186)

Interest and other income, net.............................         (33)         (967)        (750)
                                                              ---------     ---------    ---------

Loss before provision for income taxes.....................    (118,502)     (120,367)    (278,936)

Provision for income taxes.................................          --            --           --
                                                              ---------     ---------    ---------

Net loss...................................................   $(118,502)    $(120,367)   $(278,936)
                                                              =========     =========    =========

Earnings per share.........................................   $   (4.96)    $   (5.01)   $  (10.55)

Shares.....................................................      23,902        24,015       26,441

    The following table sets forth for us on a pro forma combined basis selected statement of operations information as a percentage of revenues for the periods indicated.

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
PERCENT OF REVENUE
Revenues....................................................     100%       100%       100%
Cost of services............................................      64%        55%        62%
                                                               -----      -----      -----
Gross margin................................................      36%        45%        38%
                                                               -----      -----      -----
Selling, general and administrative expenses................      50%        41%        59%
Equity-related compensation expense.........................       8%        16%         1%
Intangibles amortization....................................     194%       109%        93%
Goodwill related to abandonment of operations of certain
  acquired companies........................................      --         --         85%
Restructuring charge........................................      --         --          6%
                                                               -----      -----      -----
Loss from operations........................................    (216)%     (122)%     (206)%
Interest and other income, net..............................      --         (1)%       (1)%
                                                               -----      -----      -----
Loss before provision for income taxes......................    (216)%     (123)%     (207)%
Provision for income taxes..................................      --         --         --
                                                               -----      -----      -----
Net loss....................................................    (216)%     (123)%     (207)%
                                                               =====      =====      =====

REVENUES

    For the year ended December 31, 2000, revenues increased $36.6 million, or 37%, to $134.6 million from $98.0 million for the comparable period ended December 31, 1999. This increase in revenue is attributable to the increase in the number of clients, the average size of the projects performed for our largest clients and also to an increase in average billing rates.

COST OF SERVICES

    Cost of services consists primarily of salaries, associated employee benefits and incentive compensation for personnel directly assigned to client projects. Total cost of services increased $29.4 million, or 54%, to $83.7 million for the year ended December 31, 2000 from $54.3 million for the year ended December 31, 1999. These increases were due primarily to an increase in billable professionals needed to service demand for our services and salary increases for existing personnel through the first three quarters of 2000. We expect a reduction in cost of sales in 2001 as headcount has decreased from its high point in the third quarter of 2000 through the first quarter of 2001 due to the restructuring actions taken by the Company in the fourth quarter of 2000.

GROSS MARGIN

    Gross margin increased $7.2 million, or 16%, to $50.9 for the year ended December 31, 2000 from $43.7 million for the year ended December 31, 1999. The gross margin increase reflects an increase in revenue during 2000 compared to 1999. As a percentage of revenue, gross margin declined to 38% for the year ended December 31, 2000 from 45% for the year ended December 31, 1999. The percentage decrease primarily resulted from a larger decline in sequential growth in revenues in the third and fourth quarters of 2000 than the decline in cost of services for the same quarters. This revenue growth slowdown was due primarily to a general economic slowdown, an extension in the sales cycle for many of our customers, delays in the use of our services by Global 1000 companies, and increased competition from traditional management consulting companies. Increases in direct headcount expenses, including the addition of personnel at competitive market salaries and wage adjustments to existing personnel also contributed to the decrease in margin as a percentage of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling expenses consist of salaries, bonuses, commissions, and benefits for our sales and marketing staff as well as other marketing and advertising expenses. General and administrative costs consist of salaries, bonuses and related employee benefits for executive, senior management, finance, recruiting and administrative employees, training, travel and other corporate costs. General and administrative costs also include facilities costs, depreciation, bad debt expenses, and computer and office equipment operating leases.

    Total selling, general and administrative costs increased $38.9 million, or 96%, from $40.5 million for the year ended December 31, 1999, to $79.4 million for the year ended December 31, 2000. This increase was partially due to increased provisions for bad debts related to risks associated with amounts due from start-up companies, due to a slow-down in revenues of, and financing available to those companies. The remainder of the increase was due to expenses associated with an increase in the number of administrative personnel hired throughout the first three quarters of 2000, significantly increased spending for sales and marketing efforts, and an increase in depreciation expense. The Company expects selling, general and administrative costs to decrease into 2001, due to the company-wide restructuring described in Note 7 to the financial statements included in this Annual Report on Form 10-K.

EQUITY BASED COMPENSATION EXPENSE

    The Company has equity based compensation expense relating to the value of options granted at exercise prices below fair market value to employees of Align and certain employees of businesses acquired by Align. As all these options continue to vest, equity-related compensation expense in a given period relating to these options will decline. Equity-related compensation expense incurred with respect to these options was approximately $1.7 million, for the year ended December 31, 2000.

    The Company will be required to issue up to a total of 152,583 shares in two equal installments on each of the first two anniversary dates of the closing of the acquisition of New York Consulting Partners, subject to the former members of New York Consulting Partners achieving certain revenue targets or operational metrics. These payments will be recorded as equity-based compensation in the event all requirements for issuance are met.

INTANGIBLES AMORTIZATION

    As a result of acquisitions made in 1999 by Align, the purchase of our Acquired Businesses, and as a result of contingent consideration totaling approximately $47.2 million paid to former owners of the Acquired Businesses in 2000, we recorded approximately $368.3 million of goodwill. On June 22, 2000, the Company acquired certain assets and liabilities of New York Consulting Partners and recording additional goodwill of approximately $7.7 million. These amounts are being amortized over a period of three years.

    Certain former owners of one of the Acquired Businesses are still eligible to receive additional contingent consideration through June 30, 2002, based upon the amount of certain types of revenues we receive from a particular client. During the periods from January 1, 2000 through June 30, 2000, and July 1, 2000 through December 31, 2000, the amount of contingent consideration earned by these former owners totaled approximately $2.2 million and $1.1 million, respectively. This contingent consideration is payable no later than thirty days after completion of our audit for the fiscal year 2000. We currently intend to pay all of the contingent consideration earned, in shares of Luminant common stock. The number of shares to be issued will be determined based on the average trading price of our common stock during the thirty-day period preceding issuance of the shares.

    In connection with the goodwill recorded as a result of the acquisition of the Acquired Businesses and subsequent valuation of contingent consideration, we presented pro forma and actual amortization expense of approximately $106.6 and $125.8 million for years ended December 31, 1999 and 2000, respectively.

    Management of the Company has continually reviewed the impairment and potential recoverability of the goodwill, as events and changes in circumstances have warranted, determining whether or not any of the goodwill associated with the acquisitions described above has been impaired. In the fourth quarter of 2000, as part of the Company's restructuring plan, the Company exited certain lines of business of four of the Acquired Businesses and approximately
$114.5 million of unamortized goodwill was written off. This action resulted in a charge in the statement of operations for the year ended December 31, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for the Company as of January 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Adoption of these new accounting standards on January 1, 2001, will have no effect on the Company, as Luminant does not have derivative instruments or engage in any hedging activity.

    The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," in December 1999. SAB 101 summarizes some of the SEC staff's views in applying accounting principals generally accepted in the United States to revenue recognition in financial statements. The Company completed a thorough review of its revenue recognition policies and determined that its policies are consistent with SAB 101.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. We have not purchased any futures contracts, nor have we purchased or held any derivative financial instruments for trading purposes during the period covered by this report. Our primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase.

    We currently have various lines of credit and notes payable with aggregate maximum borrowings totaling approximately $10.3 million. An increase in the prime rate (a benchmark pursuant to which interest rates applicable to borrowings under the credit facilities may be set) equal to 10% of the prime rate, for example, would have increased our consolidated interest under these lines and notes by approximately $0.07 million for the year ended December 31, 2000. Based on maximum borrowing levels under the Wells Fargo line of credit, a 10% increase in the interest rate would increase annual interest expense for the line of credit by approximately $0.04 million. We have not entered into any interest rate swaps or other hedging arrangements with respect to the interest obligations under these lines of credit.

    We are exposed to interest rate risk on our convertible debentures. The fair value of this fixed rate debt is sensitive to changes in interest rates. If market rates decline, the required payments will exceed those based on current market rates. Under our current policy, we do not use interest rate derivative instruments to manage our risk of interest rate fluctuations. We do not believe such risk is material to our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Luminant Worldwide Corporation and Subsidiaries                 PAGE

Report of Independent Public Accountants                           F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000       F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1999, and 2000                                F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1998, 1999, and 2000            F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999, and 2000                                F-6

Notes to the Consolidated Financial Statements                     F-7

Report of Independent Public Accountants on Financial
  Statement Schedule                                              F-29

Schedule II--Valuation and Qualifying Accounts for the Years
  Ended December 31, 1998, 1999, and 2000                         F-30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Luminant Worldwide Corporation:

    We have audited the accompanying consolidated balance sheets of Luminant Worldwide Corporation (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luminant Worldwide Corporation and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Dallas, Texas,
April 13, 2001

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
                                  ASSETS

Current assets:
  Cash and cash equivalents.................................    $ 30,508      $   7,794
  Cash pledged as security for line of credit...............          --          7,500
  Accounts receivable (net of allowance of $1,609 and
    $11,813 at December 31, 1999 and 2000, respectively)....      20,524         20,297
  Unbilled revenues.........................................       3,185          2,017
  Related party, employee and other receivables (net of
    allowance of $0 and $1,988 at December 31, 1999 and
    2000, respectively).....................................       3,216          6,209
  Prepaid expenses and other assets.........................       1,432            239
                                                                --------      ---------
  Total current assets......................................      58,865         44,056

Property & equipment (net of accumulated depreciation of
  $1,328 and $5,910 at December 31, 1999 and 2000,
  respectively).............................................       6,193         13,815

Goodwill (net of accumulated amortization of $31,792 and
  $75,834 at December 31, 1999 and 2000, respectively)......     332,679        103,607
Other.......................................................         430          1,287
                                                                --------      ---------
  Total assets..............................................    $398,167      $ 162,765
                                                                ========      =========

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable (including cash overdraft of $380 and
    $1,774 at December 31, 1999 and 2000, respectively).....    $  9,447      $  17,617
  Customer deposits.........................................       2,415          1,262
  Accrued & other liabilities...............................      11,167         15,712
  Contingent consideration..................................      45,006          3,292
  Line of credit............................................       3,140          7,177
  6% convertible debentures.................................          --         13,716
  Current maturities of long-term debt......................       1,072            803
                                                                --------      ---------
  Total current liabilities.................................      72,247         59,579

Long-term liabilities:
  Long-term debt, net of current maturities.................       3,829          2,313
  Other long-term liabilities...............................          --            309
                                                                --------      ---------
  Total long-term liabilities...............................       3,829          2,622
                                                                --------      ---------

  Total liabilities.........................................      76,076         62,201

Commitments and contingencies

Stockholders' equity:
  Common stock: $0.01 par value, 100,000,000 shares
    authorized, 24,566,449 and 27,469,936 issued and
    outstanding at December 31, 1999 and 2000,
    respectively............................................         246            275
  Additional paid-in capital................................     390,645        450,203
  Retained deficit..........................................     (68,800)      (349,914)
                                                                --------      ---------

    Total stockholders' equity..............................     322,091        100,564
                                                                --------      ---------

    Total liabilities & stockholders' equity................    $398,167      $ 162,765
                                                                ========      =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999       2000
                                                              --------   --------   ---------
Revenues....................................................   $9,226    $ 52,115   $ 134,630
Cost of services............................................    4,948      28,812      83,699
                                                               ------    --------   ---------

Gross margin................................................    4,278      23,303      50,931

Selling, general and administrative expenses................    4,149      20,443      66,063
Bad debt expense............................................       78         464      13,371
Equity based compensation expense...........................       --      15,874       1,734
Intangibles amortization....................................       50      31,684     125,830
Goodwill related to abandonment of operations of certain
  acquired companies........................................       --          --     114,455
Restructuring charge........................................       --          --       7,664
                                                               ------    --------   ---------
Income (loss) from operations...............................        1     (45,162)   (278,186)

Other income (expenses):
  Interest expense, net.....................................      (50)       (322)       (750)
  Other (expense) income, net...............................      (27)        347          --
                                                               ------    --------   ---------

Loss before provision for income taxes......................      (76)    (45,137)   (278,936)

Provision for income taxes..................................       --          --          --
                                                               ------    --------   ---------

Net loss....................................................   $  (76)   $(45,137)  $(278,936)
                                                               ======    ========   =========

Net loss per share:
  Basic and diluted.........................................   $(0.02)   $  (4.54)  $  (10.55)
                                                               ======    ========   =========

Weighted average shares outstanding:
  Basic and diluted.........................................    3,539       9,945      26,441
                                                               ======    ========   =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                  COMMON STOCK       ADDITIONAL
                                               -------------------    PAID-IN     RETAINED
                                                SHARES     AMOUNT     CAPITAL      DEFICIT      TOTAL
                                               --------   --------   ----------   ---------   ---------
BALANCE, DECEMBER 31, 1997...................    3,339      $ 33      $    942    $    (374)  $     601
Common stock issued..........................      486         5           939           --         944
Net loss.....................................       --        --            --          (76)        (76)
                                                ------      ----      --------    ---------   ---------
BALANCE, DECEMBER 31, 1998...................    3,825        38         1,881         (450)      1,469
Activity prior to acquisition of the Acquired
Businesses and initial public offering:
  Common stock issued for acquisitions by the
    accounting acquirer......................      853         9        14,542           --      14,551
  Value of stock options granted in
    acquisitions by the accounting
    acquirer.................................       --        --           489           --         489
  Equity-related compensation................       --        --         3,872           --       3,872
Activity related to the acquisition of the
Acquired Businesses and the initial public
offering:
  Distribution to stockholders of the
    accounting acquirer......................       --        --            --      (23,213)    (23,213)
  Common stock issued to owners of acquired
    businesses...............................   13,756       137       213,476           --     213,613
  Equity-related acquisition fees to
    sponsor..................................       --        --        21,038           --      21,038
  Value of options granted to Young &
    Rubicam..................................       --        --        25,974           --      25,974
  Value of options granted to previous option
    holders of the Acquired Businesses.......       --        --         9,342           --       9,342
  Common stock issued in initial public
    offering, including shares sold to Young
    & Rubicam, net of costs..................    5,779        58        88,257           --      88,315
Equity related compensation for shares held
by current and former management of
Luminant.....................................       --        --        11,184           --      11,184
Options exercised............................      353         4           590           --         594
    Net Loss.................................       --        --            --      (45,137)    (45,137)
                                                ------      ----      --------    ---------   ---------
BALANCE, DECEMBER 31, 1999...................   24,566       246       390,645      (68,800)    322,091
  Common stock, issued as contingent
    consideration............................    1,676        17        47,282       (2,178)     45,121
  Value of warrants issued with 6%
    convertible debentures...................       --        --         3,549           --       3,549
  Options exercised..........................      314         3           354           --         357
  Common stock, issued in acquisition of New
    York Consulting Partners.................      624         6         6,306           --       6,312
  Common stock, issued through employee stock
    purchase plan............................      286         3           233           --         236
  Equity related compensation for shares held
    by current and former management of
    Luminant.................................       --        --         1,696           --       1,696
  Other......................................        4        --           138           --         138
  Net loss...................................       --        --            --     (278,936)   (278,936)
                                                ------      ----      --------    ---------   ---------
BALANCE, DECEMBER 31, 2000...................   27,470      $275      $450,203    $(349,914)  $ 100,564
                                                ======      ====      ========    =========   =========

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999       2000
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $   (76)   $(45,137)  $(278,936)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization.............................      273      32,735     130,468
  Abandonment of operations of certain acquired companies...       --          --     114,455
  Disposition of assets associated with restructuring.......       --          --         586
  Accretion of original issue discount......................       --          --         265
  Amortization of deferred debt issue costs.................       --          --          39
  Equity-related compensation expense.......................       --      15,874       1,696
  Bad debt provisions.......................................       78         464      13,371
  Expenses for warrants issued to a customer................       --       1,364          76
  Loss (gain) on disposition of assets......................       28          --          (1)
  Changes in assets and liabilities:
    Increase in accounts receivable.........................   (1,359)     (5,121)    (11,156)
    Decrease (increase) in unbilled revenues................       33      (1,163)      1,168
    Increase in related party and other receivables.........       --      (3,167)     (4,981)
    (Increase) decrease in prepaid expenses and other
     current assets.........................................      (36)       (374)      1,193
    Decrease in other assets................................        1       1,418         103
    Increase in accounts payable............................      187       3,943       8,170
    (Increase) decrease in customer deposits................       --       1,421      (1,153)
    Increase in accrued & other liabilities and other.......      628       5,429       4,546
    Increase in other long-term liabilities.................       --          --         309
                                                              -------    --------   ---------
      Net cash (used in) provided by operating activities...     (243)      7,686     (19,782)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................     (767)     (3,109)    (13,016)
Payments for acquisitions accounted for as purchases........       --     (37,681)     (1,433)
Cash acquired in acquisitions by accounting acquirer........       --          28          --
Dispositions of property....................................       --          --         172
                                                              -------    --------   ---------
      Net cash used in investing activities.................     (767)    (40,762)    (14,277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable.................................      125       5,930       7,177
Repayments of notes payable.................................       --      (8,920)     (3,140)
Proceeds from 6% convertible debentures.....................       --          --      13,451
Proceeds from long-term debt................................       --       1,085          --
Repayments of long-term debt................................      (70)       (207)     (1,785)
Proceeds from issuance of warrants..........................       --          --       3,549
Deferred debt issue costs...................................       --          --      (1,000)
Distributions to stockholders of the accounting acquirer....       --     (23,213)         --
Proceeds from issuances of common stock:
  Proceeds from issuance of common stock....................      944      88,315          --
  Proceeds from issuance of common stock under employee
    stock purchase plan.....................................       --          --         236
  Proceeds from options exercised...........................       --         594         357
                                                              -------    --------   ---------
      Net cash provided by financing activities.............      999      63,584      18,845
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS,
  INCLUDING CASH PLEDGED AS SECURITY FOR LINE OF CREDIT.....      (11)     30,508     (15,214)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............       11          --      30,508
                                                              -------    --------   ---------
CASH AND CASH EQUIVALENTS INCLUDING CASH PLEDGED AS SECURITY
  FOR LINE OF CREDIT AT END OF PERIOD.......................  $    --    $ 30,508   $  15,294
                                                              =======    ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $    49    $    238   $      --
  Cash paid during the period for taxes.....................  $    --    $     --   $      --
NONCASH INVESTING ACTIVITY:
  Extinguishment of contingent consideration through the
    issuance of common stock, including distributions to
    accounting acquirer.....................................  $    --    $     --   $  44,951
  Fair value of assets acquired in business acquisition.....  $    --    $     --   $   6,179
  Options issued to non-employees...........................  $    --    $     --   $      31
  Additional contingent consideration paid to former
    owners..................................................  $    --    $     --   $     170
  Additional contingent consideration paid to former owners
    of New York Consulting Partners.........................  $    --    $300,063   $     133
  Extinguishment of liability through issuance of common
    stock...................................................  $    --    $     --   $     107

                  The accompanying notes are an integral part of these consolidated financial statements.

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONAL TRANSITIONING, RESTRUCTURE AND LIQUIDITY:

OPERATIONAL TRANSITIONING AND RESTRUCTURING

    At the end of the third quarter of 2000, the Board of Directors concluded that a fundamental change in the business model of Luminant Worldwide Corporation, a Delaware Corporation ("Luminant", the "Company"), was required. This need for change was brought about by deepening losses, continued negative cash flow, and a change in the environment in which the Company operates. A new CEO was appointed, additional financing was obtained in the form of convertible debentures, and a process was begun to reduce costs. To reduce costs, the Company identified those business lines where it considered itself to have a competitive advantage as areas for focus in the future. In those business lines where the Company did not believe it had a competitive advantage, the Company elected to exit those activities.

    During the fourth quarter of 2000, the Company reduced headcount, closed locations, and exited certain lines of business related to certain businesses acquired in 1999. The Company has identified and included in a Restructuring Charge (see Note 7) the costs specifically related to accomplishing this effort. Of the approximately $7.7 million included in the Restructuring Charge, approximately $4.7 million was incurred in 2000 and approximately $3.0 million is included in accrued liabilities and is expected to be paid in 2001. In addition, goodwill of approximately $114.5 million related to the business lines that were exited was written off in the fourth quarter of 2000.

    During the fourth quarter of 2000, it also became clear that a certain group of customers were experiencing financial difficulties. The Company made additional reviews and assessments of the collectibility of certain accounts and as a result made an additional provision for uncollectible accounts of approximately $6.0 million in the fourth quarter. In addition, subsequent to year end, the Company reorganized its accounts receivable monitoring process in an attempt to improve its timely collection of cash.

LIQUIDITY

    During the fourth quarter of 2000, the Company and its line of credit lender modified the agreement to require the Company to deposit $7.5 million of collateral to allow it to borrow $7.5 million plus 30% of qualifying accounts receivable. During the third and fourth quarters of 2000, at December 31, 2000 and subsequent to year-end, the Company was in violation of certain covenants and in March 2001 obtained waivers and amendments to the agreement and as of March 31, 2001 was in compliance with its covenants. Should the Company be in default and payment demanded on this line, a cross-default of the convertible subordinated debentures would occur and these could be due and payable in cash (see Note 9).

    In addition, the debentures contain a requirement that the Company's stock remain listed on the NASDAQ. Should the Company's stock be delisted, this would be an event of default. Management has reviewed its alternatives and believes it has alternatives to ensure that its stock remains listed. These debentures have a provision that allows the holders to "put" portions to the Company for repayment. If these holders require repayment, the Company has the ability and intends to use common stock to satisfy the requirement unless cash flows and circumstances would otherwise dictate.

    In addition, management and the Board of Directors have concluded that certain accrued bonuses of approximately $6.3 million at December 31, 2000, will be paid either in common stock or cash at the Company's option. If the payments are to be made in cash, the payments will only be made when cash

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

1. OPERATIONAL TRANSITIONING, RESTRUCTURE AND LIQUIDITY: (CONTINUED) flows meet certain criteria approved by the Board of Directors to ensure an adequate cash balance to fund the operations of the business during the upcoming year.

    Management believes that its efforts to focus on customers in lines of business where it has a competitive advantage, to reduce payroll and other costs, and to speed collection of accounts receivable will significantly improve its cash flow. Management believes that this improved cash flow, cash on hand, normal vendor credit, and borrowings available under the line of credit are sufficient to provide adequate financing for its operations through March 2002.

2. ORGANIZATION:

    The Company was founded in August 1998 to create a leading single-source Internet service company that provides electronic commerce professional services to Global 1000 companies, Internet based companies and other organizations. Prior to September 1999, it did not conduct any material operations. On September 21, 1999, it completed its initial public offering of its common stock and concurrently acquired seven operating businesses and the assets of Brand Dialogue-New York (collectively the "Acquired Businesses").

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

    On September 21, 1999, the Company completed the initial public offering (the "IPO") of 4,943,986 shares (including the exercise of the underwriters' over-allotment option) and 835,000 shares of non-voting common stock directly to Young & Rubicam at $18.00 per share. Proceeds from the IPO, net of underwriting commissions and offering costs, were approximately $88,314,830. The underwriters retained $7,178,764 in the form of discounts and commissions in connection with the IPO. The remaining costs of the IPO were $8,526,154.

    Simultaneously with the closing of the IPO, the Company acquired the Acquired Businesses. The shares of common stock and stock options that were held by the stockholders of Align have been restated for all periods to reflect the conversion of Align's historical share amounts into those of Luminant. The cash paid to Align in the acquisition is recorded as a distribution to the stockholders.

    Since Align was the accounting acquirer, shares of Luminant common stock outstanding immediately prior to the IPO were valued at the offering price and, for the shares owned by the sponsor, treated as $16,486,200 of acquisition-related costs and included in goodwill. The sponsor does not participate in the management of Luminant. One-half of the 505,796 shares owned by Luminant's Chief Executive Officer, 252,898 shares, were valued at the offering price and treated as $4,552,164 of acquisition related costs and included in goodwill. Luminant believes that the $4,552,164 represents the fair value of the portion of the services rendered by the Chief Executive Officer attributable to acquisition-related activities. The remaining 663,002 shares owned or indirectly owned by the management of Luminant, including one-half of the Chief Executive Officer's shares, were valued at the offering price and accounted for, after reduction for the $1,000,000 of consideration paid for the shares, as a $10,934,036 nonrecurring equity-related signing bonus expense. In addition, the former

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

2. ORGANIZATION: (CONTINUED)
Chief Financial Officer received options to purchase 13,889 shares of common stock at $.01 per share. A nonrecurring equity-related compensation expense of $250,000 was recorded for these options.

    The aggregate consideration paid by Luminant to acquire the seven companies (excluding Align as the accounting acquirer) was $285,863,742, consisting of:
(i) $35,910,000 in cash; (ii) 11,924,319 shares of common stock; (iii) options with an estimated fair value of $9,342,000 to former option holders at two of the Acquired Businesses; and (iv) options with an estimated fair value of $25,974,000 to the former owners of one of the Acquired Businesses.

                                                                 AMOUNT
                                                              ------------
Consideration paid..........................................  $285,863,742
Equity-related acquisition fees.............................    21,038,364
Cash acquisition fees and expenses..........................     3,779,045
Liabilities assumed.........................................    16,303,594
Less: Estimated fair value of tangible assets...............   (23,535,290)
                                                              ------------
Goodwill....................................................  $303,449,455
                                                              ============

    In addition to the purchase price, the purchase agreements include provisions for contingent consideration based on achievement of financial goals of the individual Acquired Businesses for the period from July 1, 1999 to December 31, 1999 and consolidated results of the eight Acquired Businesses for the period from January 1, 2000 to June 30, 2000. In March 2000, the Company issued 1,661,392 shares of common stock valued at approximately $47.2 million and cash of $55,000 as contingent consideration to the former owners of five of the eight Acquired Businesses as a result of the operations of the individual Acquired Businesses during the period from July 1, 1999 through December 31, 1999. There was no contingent consideration due for the period from January 1, 2000 through June 30, 2000.

    Certain former owners of one of the Acquired Businesses are still eligible to receive additional contingent consideration through June 30, 2002, based upon the amount of certain types of revenues the Company receives from a particular client. During the period from July 1, 1999 through December 31, 1999, the amount earned by these former owners resulting from the aforementioned revenues totaled approximately $170,000. On May 10, 2000, the Company issued 14,645 shares in payment of this contingent consideration. During the periods from January 1, 2000 through June 30, 2000, and July 1, 2000 through December 31, 2000, the amount of contingent consideration earned by these former owners totaled approximately $2.2 million and $1.1 million, respectively. This contingent consideration is payable no later than thirty days after completion of the audit for the fiscal year 2000. The Company currently intends to pay all of the contingent consideration earned during the aforementioned periods in shares of Luminant common stock. The number of shares to be issued will be determined based on the average trading price of Luminant common stock during the thirty-day period preceding issuance of the shares.

    During 1999, and prior to Luminant's acquisition of the Acquired Businesses, Align acquired three Internet consulting businesses, all of which were accounted for as purchase business combinations. The three businesses were Synapse
Group, Inc., Fifth Gear Media Corporation and inmedia, inc. The aggregate consideration paid for these three acquisitions consisted of 853,204 shares of Align's common stock and 46,448 options with an estimated fair value of $15,040,455. All share amounts and option

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

2. ORGANIZATION: (CONTINUED)
amounts have been adjusted for the conversion of Align common stock into Luminant common stock. The allocation of the purchase price is set forth below:

                                                                AMOUNT
                                                              -----------
Consideration paid..........................................  $15,040,455
Liabilities assumed.........................................    2,103,758
Less: Estimated fair value of tangible assets...............   (1,278,298)
                                                              -----------
Goodwill....................................................  $15,865,915
                                                              ===========

    Goodwill is amortized over three years based on an analysis of the characteristics of the combined Company. The amount of amortization expense recorded for the period ended December 31, 1999 was $31,684,000 and $125,830,000 for the period ended December 31, 2000.

UNAUDITED PRO FORMA INFORMATION

    Unaudited pro forma combined results of operations for the years ended December 31, 1998 and 1999 as though the companies had combined at the beginning of the period were:

                                                              PRO FORMA
                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                        ---------------------
                                                          1998        1999
                                                        ---------   ---------
                                                           (UNAUDITED, IN
                                                             THOUSANDS,
                                                          EXCEPT PER SHARE
                                                                DATA)
Revenues..............................................  $  54,846   $  97,986

Loss before provision for income taxes................  $(118,502)  $(120,367)

Net loss..............................................  $(118,502)  $(120,367)

Net loss per share....................................  $   (4.96)  $   (5.01)

Weighted average shares outstanding...................     23,902      24,015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value.

CASH PLEDGED AS SECURTIY FOR LINE OF CREDIT

    The Company has cash held as collateral on borrowings under its current line of credit. The balance is included in the accompanying consolidated balance sheets as "cash pledged as security for line of credit" and is invested in highly liquid investments with an original maturity of three months or less.

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using a straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or useful life. The costs and related accumulated depreciation of property and equipment sold, retired, or disposed of are removed from the accounts and any gains or losses are reflected in the statements of operations. Expenditures for major acquisitions and improvements are capitalized while expenditures for maintenance and repairs are expensed as incurred.

GOODWILL

    Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired. Goodwill is amortized on a straight-line basis over three years. Amortization expense totaled $50,000, $31,684,000 and $125,830,000 for the years ended December 31, 1998, 1999, and
2000, respectively. Goodwill of approximately $114.5 million was written off in 2000 (see Note 1).

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

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
CONSOLIDATION

    The accompanying consolidated financial statements and related notes to the consolidated financial statements include the accounts of Align for all periods prior to the acquisition of the Acquired Businesses and the accounts of the Acquired Businesses and Luminant from the acquisition date. All significant intercompany balances and transactions have been eliminated.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows either adoption of a fair value based method of accounting for stock-based compensation or continuation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to account for stock-based compensation using the intrinsic value based method prescribed in APB 25 and provide the pro forma disclosure provision of SFAS 123 (see Note 12). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock over the exercise price at the date of the grant.

COMPREHENSIVE INCOME (LOSS)

    The Company follows the Financial Accounting Standards Board Statement
No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income (loss) components are immaterial for the years ended December 30, 1998, 1999, and 2000; therefore, comprehensive income (loss) is the same as net loss for all periods.

CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash equivalents and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents by utilizing outside investment managers to place the Company's short-term investments with highly rated corporate and financial institutions. With respect to accounts receivable, the Company performs ongoing credit evaluations of the customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. The Company has reduced participation with certain classes of customers because of the deterioration of the industry as a whole and of these companies. The Company has experienced abnormally high bad debt expenses and has implemented procedures to reduce exposure and focus on a larger, more stable customer base and controls to monitor collections. As of December 31, 1999 the allowance for doubtful accounts was approximately $1.6 million and for December 31, 2000 the allowance for doubtful accounts was approximately
$11.8 million.

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used in estimating the fair value disclosures for the Company's financial instruments. For cash and cash equivalents, the carrying amounts reported in the Consolidated Balance Sheets are equal to fair value. For debt, the estimated fair value is based upon quoted market prices for publicly traded debt and based on the appropriate interest rate at year-end.

ACCOUNTING FOR LONG-LIVED ASSETS

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", ("SFAS 121") establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. SFAS 121 requires that those assets to be disposed of be reported at the lower of the carrying amount or the fair value less cost to sell. See Note 1 for a discussion of the goodwill related to lines of business that were exited. The Company will continue to evaluate the effect of SFAS 121 in subsequent periods.

SEGMENT REPORTING

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. During 1998, 1999, and 2000, the Company operated as one segment and all operations and long-lived assets were in the United States.

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by
SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and
SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for the Company as of January 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Adoption of these new accounting standards on January 1, 2001, will have no effect on the Company, as the Company does not have derivative instruments or engage in any hedging activities.

    The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101") in December 1999. SAB 101 summarizes some of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company completed a thorough review of its revenue recognition policies and determined that its policies are consistent with SAB 101.

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

4. SIGNIFICANT CUSTOMERS:

    During the year ended December 31, 2000, sales to the Company's two largest customers accounted for 9.5% and 7.1% of revenues. During the year ended December 31, 1999, sales to the Company's two largest customers accounted for 9.3% and 6.3% of revenues. During the year ended December 31, 1998, sales to the Company's two largest customers accounted for 21% and 19% of revenues.

    As of December 31, 2000, accounts receivable from two customers were approximately $1.9 million and $1.7 million and accounted for 10.8% and 9.3% of net accounts receivable, respectively. Subsequent to year end, the Company has collected approximately $1.9 million and $1.4 million of these accounts, respectively.

5. PROPERTY AND EQUIPMENT:

    Property and equipment is comprised of the following as of December 31, 1999 and 2000:

                                                   USEFUL LIFE      1999          2000
                                                   -----------   -----------   -----------
Computer equipment...............................     2-4        $ 4,314,584   $ 8,620,480
Furniture & fixtures.............................     5-7            924,762     3,059,958
Leasehold improvements...........................     1-8            839,017     4,786,859
Computer software................................     1-7            796,429     2,827,627
Automobiles......................................     3-5            118,902            --
Construction-in-progress.........................      --            527,290       429,591
                                                                 -----------   -----------
                                                                   7,520,984    19,724,515
Less--Accumulated depreciation...................                 (1,328,425)   (5,909,943)
                                                                 -----------   -----------
Property & equipment, net........................                $ 6,192,559   $13,814,572
                                                                 ===========   ===========

    Depreciation expense was $222,588, $1,050,873, and $4,638,521 for the years ended December 31, 1998, 1999, and 2000, respectively. The Company had $527,000 and $537,000 of computer equipment under capital lease included in property and equipment in the accompanying consolidated balance sheets at December 31, 1999 and 2000, respectively. Accumulated depreciation of the capitalized leased computer equipment was $210,000 and $399,000 at December 31, 1999 and 2000, respectively. Depreciation expense for the years ended December 31, 1998, 1999, and 2000 includes $53,000, $42,000, and $196,000, respectively, related to leased equipment.

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

6. ACCRUED AND OTHER LIABILITIES:

    Accrued liabilities is comprised of the following as of December 31, 1999 and 2000:

                                                        1999          2000
                                                     -----------   -----------
Bonus, commissions and other employee
  compensation.....................................  $ 4,744,958   $ 7,397,352
Withholding, payroll and operating taxes payable...    2,528,623       160,248
Expense related to warrants issued to a customer...    1,363,866     1,439,589
Restructuring......................................           --     2,999,403
Accrued interest...................................       84,100       341,882
Severance and settlement costs.....................           --       708,424
Other accrued liabilities..........................    2,445,112     2,665,193
                                                     -----------   -----------

Total accrued and other liabilities................  $11,166,659   $15,712,091
                                                     ===========   ===========

7. RESTRUCTURING CHARGE:

    During the third and fourth quarters of 2000, Luminant recorded restructuring charges totaling $7.7 million, consisting of $6.1 million for severance and $1.6 million for cancellation or negotiated reductions of certain facility leases, cancellation of contracts for services that are not critical to the Company's core business strategy, and other related restructuring charges. These restructuring charges were to align Luminant's cost structure with the changing market conditions, decreased demand for Luminant's services and to create a more efficient organization. The plan resulted in headcount reductions of approximately 250 employees. Many of the positions that were eliminated related to planned office closures in Reston, Virginia, and Denver, Colorado, as well as office reductions in New York, New York, Seattle, Washington, and Washington, D.C.

    Total cash outlay for the restructuring charges was approximately
$4.7 million in 2000. This outlay related to severance payments made to former employees and costs associated with office closures and office reductions. The remaining $3.0 million of restructuring charges will be paid in 2001 and primarily relate to severance payments.

8. EQUITY BASED COMPENSATION:

    The Company has equity-related compensation expense relating to the value of options granted at exercise prices below fair market value to employees of Align and certain employees of businesses acquired by Align. As all these options continue to vest, equity-related compensation expense in a given period relating to these options will decline. Equity-related compensation expense incurred with respect to these options was approximately $0, $15.9 million and $1.7 million, for the years ended December 31, 1998, 1999 and 2000, respectively.

9. DEBT:

LINE OF CREDIT

    In March 2000, the Company entered into a $15 million revolving credit agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") for a senior secured credit facility. The initial term of the credit agreement extends until March 31, 2003 and is automatically renewable for successive one-year terms thereafter unless the Company provides Wells Fargo with ninety days written notice of its

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

9. DEBT: (CONTINUED)
election not to renew the credit facility. Borrowings under this credit agreement accrue interest at a rate of, at the Company's option, either (1) the prime rate of Wells Fargo Bank, N.A.-San Francisco, or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 250 basis points. The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial covenants, and restriction on certain acquisitions. As of December 31, 2000, borrowings of approximately $7.2 million were outstanding under this revolving credit agreement. The weighted average interest rate on these obligations as of such date was 7.1%. Potential borrowings on the line are calculated as 100% of the cash pledged as security for line of credit (see Note 3) plus 30% of eligible receivables defined as individual receivables less than 90 days old where no more than 25% of the account balance is greater than 90 days old.

    In July and October 2000, Wells Fargo notified Luminant that the Company was in default of specified reporting and financial ratio covenants contained in the credit agreement. In addition, in March 2001, Wells Fargo notified Luminant that the Company was in default of the credit agreement covenant which required a minimum tangible net worth of $30 million, as well as the requirement that the Company not incur, for the year ended December 31, 2000, a loss (before interest, income taxes, depreciation and amortization) in excess of $12.5 million. In each of the instances of default described above in this paragraph, Wells Fargo agreed to waive the applicable defaults and amend certain terms of the credit agreement, in each case in exchange for consideration of $200,000. If the line of credit with Wells Fargo was declared in default and payment demanded by Wells Fargo, the debenture holders would have the ability to demand payment in cash of all principal and interest. Neither debt holder demanded payment and as discussed in the next paragraph, the Company is now in compliance with its debt covenants.

    In March 2001, Wells Fargo and Luminant entered into the Third Amendment to the Credit and Security Agreement, which waived all prior covenant violations and amended and modified those covenants. Among other terms, the Third Amendment replaced certain existing financial covenants with the requirements that
(1) the Company maintains certain fixed charge coverage as specified therein, and (2) the Company does not incur more than $4.5 million in capital expenditures during the year ended December 31, 2001. The terms of the Third Amendment also prohibits the Company from, or permitting any controlled affiliates from consolidating or merging with or into any other person or acquiring all or substantially all of the assets of another person. Management of the Company believes that it can maintain compliance with the revised covenants through March 2002.

CONVERTIBLE DEBENTURES

    On September 21, 2000, the Company entered into a convertible debenture purchase agreement, due September 21, 2003, with Montrose Investments Ltd., Strong River Investments Inc. and James R. Corey, Chief Executive Officer, President and Director. Under the terms of the agreement, the Company sold to Montrose and Strong River warrants, exercisable through September 21, 2005, to purchase up to 1,373,626 shares of common stock at $2.73 per share, as well as 6% convertible debentures in an aggregate principal amount equal to $15 million, convertible into a total of 6,000,000 shares of common stock. Under the same agreement, the Company sold to Mr. Corey warrants, exercisable through September 21, 2005, to purchase up to 183,150 shares of common stock at $2.73 per share, as well as 6% convertible debentures in an aggregate principal amount equal to $2 million,

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

9. DEBT: (CONTINUED)
convertible into a total of 800,000 shares of common stock. The number of shares into which the debentures may be converted, the exercise price of the warrants and in some cases the number of warrants, will be adjusted if the Company issues shares of common stock at a price lower than the conversion price or exercise price, as applicable, or if the Company conducts a stock split, stock dividend or similar transaction. The holders of the debentures have the right to put to the Company any outstanding debentures, including any interest or other amounts outstanding thereunder, in return for cash or common stock up to the limit described below, at the Company's election, at the lower of (1) the then prevailing conversion price of the debentures, or (2) the average closing price of Luminant's common stock for the five trading days preceding the date such right is exercised.

    The holder of such debentures is, among other things, prohibited from using them to acquire shares of Luminant common stock to the extent that such acquisition would result in such holder, together with any affiliate thereof, beneficially owning in excess of 4.999% of the outstanding shares of common stock following such acquisition. This restriction may be waived by a holder upon not less than 60 days prior notice to the Company. If the debenture holders do not waive such restriction upon conversion of the debentures, the debenture holders could choose to require the Company to retain for future conversion any principal amount tendered for conversion in excess of the 4.999% restriction or require the Company to return to such debenture holder the excess principal amount of the outstanding debentures to the debenture holder.

    Of the $17.0 million in gross proceeds, $3.5 million was allocated to the warrants and is included in additional paid in capital in the accompanying consolidated balance sheets. The debt is recorded on the Company's consolidated financial statements at December 31, 2000, at the value of $13.7 million. Amortization of the original issue discount, using an effective interest rate of 16.90%, resulted in additional interest expense of $0.3 million during the year ended December 31, 2000. The accretion of the original issue discount on the debt will cause an increase in indebtedness from December 31, 2000 to September 21, 2003 of $3.3 million. The debentures contain a "put" option, allowing the debenture holders to require the Company to prepay all or a portion of the then outstanding debt on the first year anniversary of the original issue date and on each third monthly anniversary thereafter. Consequently, all of the debt is categorized as a current liability on the consolidated balance sheets.

    Under the debentures, a default by Luminant under the credit agreement, which results in the amounts owed thereunder becoming due and payable prior to maturity, also triggers a default under the debentures, and gives the holders of the debentures the right to require Luminant to pay 107% of the principal amount plus all other amounts outstanding under the debentures, in cash or stock at the debenture holder's election.

    The convertible debentures carry certain covenants that, among other things, limit the ability of the Company to repurchase capital stock, sell assets, or engage in mergers, acquisitions and consolidations. In addition, the convertible debentures contain a requirement that the Company's common stock remain listed on NASDAQ.

    The line of credit and convertible debentures contain restrictive covenants. At December 31, 2000, the Company was in compliance with, or had obtained waivers for, all debt covenants. As a result of the acquisitions of the Acquired Businesses, the Company assumed certain liabilities included in the tables below.

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

9. DEBT: (CONTINUED)
    Line of credit and convertible debentures is comprised of the following at the end of each year:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999         2000
                                                              ----------   -----------
6% convertible debentures, net of original issue discount of
  $3,283,823, convertible into 6.8 million shares of
  Luminant common stock at $2.73 per share, maturing
  September 21, 2003........................................  $       --   $13,716,177
Line of Credit payable to a bank bearing interest at prime
  (9.5% at December 31, 2000) with interest payable monthly
  and maturing March 31, 2003; secured by certain accounts
  receivable and certain other assets of the Company........          --     7,176,500
Line of Credit payable to a bank bearing interest at prime
  plus 1.25% (9.75% at December 31, 1999) with interest
  payable monthly and maturing March 15, 2000; secured by
  certain accounts receivable and certain other assets of
  the Company...............................................   1,034,066            --
Line of Credit payable to Wells Fargo bearing interest at
  prime plus 1% (9.5% at December 31, 1999), with interest
  payable monthly and maturing July 2000; secured by certain accounts receivable and the personal guarantees of certain
  former owners of Acquired Businesses, now stockholders....   1,750,000            --
Line of Credit payable to a bank bearing interest at prime
  plus .5% (9.0% at December 31, 1999), maturing May 2000
  secured by certain furniture and fixtures owned by the
  Company...................................................     320,000            --
Equipment purchase note payable in installments of $5,182;
  maturing July 2000, secured by certain equipment and
  furniture owned by the Company............................      36,265            --
                                                              ----------   -----------
Notes Payable...............................................  $3,140,331   $20,892,677
                                                              ----------   -----------

LONG-TERM DEBT

    As of December 31, 2000, the Company had a total of approximately
$3.1 million in outstanding current and long-term indebtedness (excluding obligations under the revolving credit facility with Wells Fargo and the convertible debentures issued September 21, 2000). The weighted average interest rate on the outstanding obligations (excluding obligations under the revolving credit facility with Wells Fargo and under the convertible debentures) at December 31, 2000 was 10.75%.

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

9. DEBT: (CONTINUED)
    Long-term debt is comprised of the following as of December 31, 1999 and 2000:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          2000
                                                              -----------   ----------
Note payable to related party bearing interest at prime plus
  2% and prime plus 3% at December 31, 1999 and 2000,
  respectively (10.5% and 12.5% at December 31, 1999 and
  2000, respectively), payable in quarterly interest only
  payments and annual installments of principal of $574,529,
  maturing October 1, 2004..................................  $ 2,872,645   $2,298,116

Note payable to former officer, with monthly payments of
  principal and interest of $13,889, maturing July 2005, at
  present value assuming a 5.26% discount rate..............      804,845      677,471

Note payable to a bank bearing interest at prime plus 1%
  (9.5% at December 31, 1999), payable in monthly
  installments of principal and interest of $7,557, maturing
  October 2001; secured by accounts receivable, equipment,
  and the personal guarantees of certain stockholders.......      136,523           --

Note payable bearing interest at 10.05%, payable in monthly
  installments of principal & interest of $1,138 with a
  balloon payment of $40,007, maturing December 2001........       56,453           --

Note payable bearing interest at 8.80%, payable in monthly
  installments of principal & interest of $1,227 with a
  balloon payment of $34,322, maturing January 2002.........       55,495           --

Note payable to a bank bearing interest at prime plus 1.25%
  (9.75% at December 31, 1999) payable in monthly
  installments of principal and interest of $2,085, maturing
  December 2003; secured by personal guarantee of former
  majority owner of one of Align's acquisitions.............       93,006           --

Term loan bearing interest at 8.35%, payable in 48 equal
  monthly installments commencing January 30, 2000, secured
  by certain defined assets and construction................      559,366           --

Equipment purchase notes payable, effective interest rate of
  8.57%, payable in monthly installments of ranging from
  $175 to $2,300, maturing March 1999 through December 2002,
  secured by certain equipment..............................      321,790      140,186
                                                              -----------   ----------

                                                                4,900,123    3,115,773

Less--Current portion.......................................   (1,071,467)    (802,779)
                                                              -----------   ----------

Long-term debt..............................................  $ 3,828,656   $2,312,994
                                                              ===========   ==========

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

9. DEBT: (CONTINUED)
    Maturities of long-term debt are as follows:

Year ending December 31,
------------------------
      2001...........................               $  802,779
      2002...........................                  762,173
      2003...........................                  723,623
      2004...........................                  731,658
      2005...........................                   95,540
      Thereafter.....................                       --
                                                    ----------

Total maturities.....................               $3,115,773
                                                    ==========

    Interest expense recognized for the years ended December 31, 1998, 1999, and 2000 was $0.05 million, $0.3 million, and $1.6 million respectively.

10. INCOME TAXES:

    Prior to September 21, 1999 Align was an S corporation and not subject to federal income taxes. In addition, three other acquired businesses were limited liability companies and therefore not subject to federal income taxes. Effective with their acquisition they became C corporations subject to those taxes, and adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements.

    Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis and the potential benefits of certain carryforwards.

    In connection with the adoption of SFAS 109, the Company has recorded a valuation reserve equal to the net deferred tax asset for each reporting period. Management believes that it is more likely than not that such an asset will not be realized due to historical and anticipated future losses. Accordingly, the adoption of SFAS 109 did not have an effect on the Company's financial position or results of operations. Management will evaluate the appropriateness of this reserve in the future.

EFFECTIVE TAX RATE

    The difference between the statutory federal income tax rate and the Company's effective tax rate for the years ended December 31, 1999 and 2000 is primarily due to the Company incurring net operating losses during the years recorded. The differences, expressed as a percentage of income before

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

10. INCOME TAXES: (CONTINUED)
taxes and extraordinary items, between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 1999 and 2000 are as follows:

                                                                1999      CHANGE      2000
                                                              --------   --------   --------
Statutory tax rate..........................................   (35.0)%       --      (35.0)%
Nondeductable intangible amortization.......................    20.9 %      7.8 %     28.7 %
Nondeductable equity-related compensation...................     8.5 %     (8.3)%       .2 %
Unrecognized current year benefit...........................     3.8 %      2.2 %      6.0 %
Pre-acquisition loss of accounting acquirer.................     1.7 %     (1.7)%       --
Other.......................................................     0.1 %       --        0.1 %
                                                               -----       ----      -----
Effective Tax Rate..........................................     0.0 %       --        0.0 %
                                                               =====       ====      =====

DEFERRED TAX ASSETS

    Significant components of deferred income taxes at December 31, 1999 and 2000 were as follows:

                                                          1999          CHANGE          2000
                                                      ------------   ------------   ------------
DEFERRED TAX ASSETS
Net operating loss carryforwards....................  $ 10,391,000   $  5,129,000   $ 15,520,000
Warrants and compensatory options...................       732,000       (171,000)       561,000
Allowance for doubtful accounts.....................       628,000      3,901,000      4,529,000
Book amortization in excess of tax..................        46,000      1,053,000      1,099,000
Other accrued expenses..............................     1,065,000      3,445,000      4,510,000
                                                      ------------   ------------   ------------
    Total deferred tax assets.......................    12,862,000     13,357,000     26,219,000

DEFERRED TAX LIABILITIES
Other deferred tax liabilities......................       170,000        (35,000)       135,000
                                                      ------------   ------------   ------------
    Total deferred tax liabilities..................       170,000        (35,000)       135,000
                                                      ------------   ------------   ------------
Net deferred tax assets.............................    12,692,000     13,392,000     26,084,000
Valuation allowance.................................   (12,692,000)   (13,392,000)   (26,084,000)
                                                      ------------   ------------   ------------
Deferred tax assets, net of valuation allowance.....  $          0   $          0   $          0
                                                      ============   ============   ============

    Net operating loss carryforwards will expire as follows:

                                                                AMOUNT
                                                              -----------
      2012..................................................  $ 2,358,000
      2018..................................................    4,011,000
      2020..................................................    8,162,000
      2020..................................................   29,812,000
                                                              -----------
Total net operating loss carryforwards......................  $44,343,000
                                                              ===========

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES:

    The Company has entered into various operating leases for office space and office equipment with lease terms ranging from 1 to 8 years. A majority of the office space leases contain rent escalation clauses. The Company leases office space in the following cities under operating lease agreements:

       -  Dallas, TX                 -  New York, NY               -  San Francisco, CA
       -  Houston, TX                -  Atlanta, GA                -  Seattle, WA
       -  Denver, CO                 -  Herndon, VA                -  Poughkeepsie, NY
       -  Larchmont, NY              -  Raleigh, NC                -  Doylestown, PA
       -  Reston, VA                 -  Chicago, IL

    Subsequent to December 31, 2000, we reduced our leased square footage commitment in New York, New York, and Seattle, Washington. In addition, we closed offices in Reston, Virginia, and plan to close offices in Denver, Colorado. The decrease in office space was a result of the decrease in personnel due to our restructuring plan implemented in the fourth quarter of 2000.

    Rent expense for the years ended December 31, 1998, 1999, and 2000 under the office space and office equipment lease agreements was $107,194, $788,837 and $5,461,442, respectively.

    In addition to rental payments, the Company has also committed to pay $1.8 million in 2001 for leasehold improvements to office space leased in Houston, Texas.

    Future minimum annual lease payments under capital and operating leases are as follows:

                                                              CAPITAL     OPERATING
                                                               LEASES      LEASES
                                                              --------   -----------
Year ending December 31,
------------------------------------------------------------
  2001......................................................  $105,119   $ 4,744,517
  2002......................................................    38,835     4,119,164
  2003......................................................        --     3,960,844
  2004......................................................        --     4,072,709
  2005......................................................        --     3,989,093
  Thereafter................................................        --     8,081,361
                                                              --------   -----------

Total Future minimum lease payments.........................   143,954   $28,967,688
                                                                         ===========
Less: Amounts representing interest.........................     8,493
                                                              --------
Net minimum lease payments..................................  $135,461
                                                              ========

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

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

12. STOCKHOLDERS' EQUITY:

COMMON STOCK

    Luminant had 100 million authorized shares of common stock for each of the years ended December 31, 1999 and 2000. The following is a schedule of common stock issued and outstanding for the years then ended:

                                                     SHARES ISSUED          SHARES OUTSTANDING
                                                -----------------------   -----------------------
                                                     DECEMBER 31,              DECEMBER 31,
                                                -----------------------   -----------------------
                                                   1999         2000         1999         2000
                                                ----------   ----------   ----------   ----------
Common stock, $0.01 par value per share.......  24,566,449   27,469,936   24,566,449   27,469,936

STOCK OPTIONS AND WARRANTS

    On September 15, 1999, the Company adopted the 1999 Long-Term Incentive Plan (the "Plan"), to provide options to employees and outside directors of the Company to purchase shares of the Company's common stock. Options granted under the Plan may be incentive stock options or nonqualified stock options. The compensation committee of the Board of Directors administrates the Plan.

    Each director who is not an employee of the Company received a formula stock option on the effective date of the IPO with respect to 9,000 shares of common stock, as will each non-employee director later appointed or elected to the Board of Directors. Each such non-employee director serving on the Board of Directors at each annual meeting of the Company's stockholders will receive a formula option as of that meeting with respect to 6,000 shares of common stock. The exercise price for the formula options will be the fair market value on the date of grant. The Board of Directors or the administrator may also make discretionary option grants to outside directors.

    On November 30, 2000, a special shareholder meeting was held and amended the Plan to increase the aggregate number of shares of common stock that may be issued under options not to exceed 45% of the common stock outstanding.

    On April 14, 2000, the Company adopted the Luminant 2000 Employee Stock Purchase Plan (the "ESPP"), and reserved 750,000 shares of common stock for the plan. The ESPP provides eligible employees the opportunity to purchase common stock shares of the Company at 85% of the market value of the shares.

    On August 15, 2000, the Company adopted a second plan, the 2000 Broad Based Incentive Plan, to provide options to employees who are neither officers nor directors to purchase shares of the Company's common stock. Options granted under the 2000 Broad Based Incentive Plan are non-qualified stock options. The compensation committee of the Board of Directors administrates the plan. The aggregate number of shares of common stock that may be issued under options for this plan may not exceed 1,500,000.

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

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

12. STOCKHOLDERS' EQUITY: (CONTINUED)
    The Company also issued 534,130 replacement options under the Plan to option holders of certain Acquired Businesses. The replacement options maintained the terms of the replaced options and exercise prices were converted to maintain the same economic position of the replaced option holder immediately prior to the acquisition. The value of these replacement options has been included in the consideration paid for the Acquired Businesses.

    On September 15, 1999, Luminant granted options to purchase 1,800,000 shares of common stock at $18.00 per share to Young & Rubicam outside of the Plan. As Young & Rubicam is the former owner of one of the Acquired Businesses, the value of these options has been recorded as part of the purchase price.

    The exercise price of options qualifying as incentive stock options under
Section 422 of the Internal Revenue Code may not be less than the fair market value of the common stock on the grant date. Stock options granted under the Plan are not transferable and generally expire ten years after the date of grant. In the event that an unrelated party acquires all of the outstanding shares of Company's common stock, the optionee's schedule shall be accelerated to provide that optionee with immediate exercisability of the unexercisable options granted. All options granted become exercisable over a five-year period of continued employment.

    Options outstanding at December 31, 1998, 1999, and 2000, are as follows:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
OPTIONS OUTSTANDING AT DECEMBER 31, 1997....................     535,517       $  .23

Granted.....................................................     344,024         1.36
Exercised...................................................          --           --
Canceled....................................................     (46,476)         .29
                                                              ----------       ------

OPTIONS OUTSTANDING AT DECEMBER 31, 1998....................     833,065          .70

Granted prior to the acquisition of the Acquired
  Businesses................................................     840,644         3.03
Granted to former option holders of other Acquired
  Businesses................................................     534,129        15.43
Granted subsequent to the acquisition of the Acquired
  Businesses................................................   3,299,492        30.50
Exercised...................................................    (353,201)        1.19
Canceled....................................................    (152,300)       17.21
                                                              ----------       ------

OPTIONS OUTSTANDING AT DECEMBER 31, 1999....................   5,001,829        12.56

Granted.....................................................   9,197,183         4.78
Exercised...................................................    (336,213)        1.60
Canceled....................................................  (1,794,473)       14.39
                                                              ----------       ------

OPTIONS OUTSTANDING AT DECEMBER 31, 2000....................  12,068,326       $ 7.02
                                                              ==========

    Total options exercisable at December 31, 1998, 1999, and 2000 were 110,926, 1,650,843, and 2,792,704, respectively. These options were exercisable at a weighted average exercise price of $1.47, $10.11, and $13.83 for the years ended December 31, 1998, 1999, and 2000, respectively.

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

12. STOCKHOLDERS' EQUITY: (CONTINUED)
    The following is summary information about stock options outstanding at December 31, 2000:

                              OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                   ------------------------------------------   --------------------------
                                 WEIGHTED
                                  AVERAGE         WEIGHTED                     WEIGHTED
RANGE OF EXERCISE   NUMBER       REMAINING        AVERAGE        NUMBER        AVERAGE
     PRICES        OF SHARES   CONTRACT LIFE   EXERCISE PRICE   OF SHARES   EXERCISE PRICE
-----------------  ---------   -------------   --------------   ---------   --------------
$ 0.0000-$ 3.8375  7,562,023        8.4           $ 1.1014        784,849      $ 1.5495
$ 3.8376-$ 7.6750    313,729        6.9             7.2388         15,465        3.8718
$ 7.6751-$11.5125    995,227        7.8             9.1157        112,595        9.5376
$15.3501-$19.1875  2,921,025        5.8            18.0417      1,797,563       18.0148
$26.8626-$30.7000    168,323        7.2            30.5000         59,535       30.5000
$34.5376-$38.3750    107,999        7.9            35.7969         22,697       35.9342

    Pro forma information, provided below, regarding net income for the year ended December 31, 2000, has been determined as if the Company has accounted for its stock options under the fair value method prescribed in SFAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: a weighted average risk-free interest rate of 5.71%; a dividend yield of 0%; a weighted average volatility factor of 121.41%; an expected life of five years; and a weighted average Black-Scholes fair value at the date of the grant of $3.90 per option.

    Pro forma information regarding net income for the years ended December 31, 1999 and 1998, has been determined as if the Company has accounted for its stock options under the fair value method prescribed in SFAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 4.38% to 6.50%; a dividend yield of 0%; an expected volatility factor of 70%; an expected life of five years; and an average Black-Scholes fair value at the date of the grant of $11.86 per option.

    Had compensation cost for the Company's stock option plan been determined at fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss would have been as follows:

                                                            1998       1999       2000
                                                          --------   --------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE
                                                                       DATA)
Net loss--as reported...................................   $  (76)   $(45,137)  $(278,936)
Net loss per share, basic and diluted--as reported......   $(0.02)   $  (4.54)  $  (10.55)

Net loss--pro forma.....................................   $  (90)   $(49,223)  $(290,774)
Net loss per share, basic and diluted--pro forma........   $(0.03)   $  (5.54)  $  (11.00)

UNITED AIR LINES WARRANTS

    In September 1999, the Company entered into an agreement with United Air Lines, Inc. ("United") under which the Company has agreed to provide electronic commerce strategy, business planning, and design services to United until June 30, 2004; however, United has no obligation to purchase any services. Under this agreement, the Company has issued to United a warrant to purchase

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

12. STOCKHOLDERS' EQUITY: (CONTINUED)
up to 300,000 shares of Luminant common stock at an exercise price of $18.00 per share, the initial public offering price. Under the warrant, United has the immediate right to purchase 50,000 shares of common stock. Over the five-year term of the agreement, United will have the right to purchase 5,000 shares of the 250,000 remaining available shares under the warrant for every $1 million of revenues the Company receives from United up to $50 million of revenue. Selling, general, and administrative expenses for the year ended December 31, 1999 and 2000 include charges of $1.4 million and $0.07 million, respectively, related to the estimated fair market value of shares underlying the portion of this warrant earned during these periods.

EARNINGS PER SHARE

    Net loss per share amounts as reflected on the statement of operations are based upon the weighted average number of common shares outstanding.

    Financial Accounting Standards Board ("FASB") issued statement No. 128, "Earning per Share" ("SFAS 128"). SFAS 128 replaces the primary earnings per share calculation with a basic earnings per share calculation and modifies the calculation of diluted earnings per share.

    Under the provisions of SFAS 128, dilutive securities are excluded from the calculation of earnings per share when there is a net loss because their inclusion would be anti-dilutive. The securities listed below were not included in the computation of diluted loss per share, since the effect from the conversion would be anti-dilutive.

                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1998           1999           2000
                                                          ------------   ------------   ------------
Stock Options...........................................        --         5,001,829     12,068,326
Warrants................................................        --         1,857,832      3,486,964
6% Convertible Debentures...............................        --                --      6,800,000
Contingent Consideration................................        --         1,676,037             (a)
                                                               ---         ---------     ----------
                                                                --         8,535,698     22,355,290

------------------------

(a) Certain former owners of one of the Acquired Businesses earned contingent consideration of approximately $3.3 million in 2000, based upon the amount of certain types of revenues the Company receives from a particular client. This contingent consideration is payable no later than thirty days after completion of the audit for the fiscal year 2000. The Company currently intends to pay all of the contingent consideration earned during the aforementioned periods in shares of common stock. The number of shares to be issued will be determined based on the average trading price of common stock during the thirty-day period preceding issuance of the shares.

    For periods prior to 1999, the weighted average shares outstanding for Align were adjusted for the conversion of Align common stock into Luminant common stock. For 1999, the weighted average shares outstanding represents:

    (i) the Align weighted average shares outstanding adjusted for the conversion of Align common stock into Luminant common stock,

    (ii) the shares issued to acquire the seven Acquired Businesses,

   (iii) the shares outstanding at Luminant, and

    (iv) shares issued in the IPO.

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

13. RELATED-PARTY TRANSACTIONS:

    The Company uses a third party to administer the Company's payroll and related benefits. The Company also provides consulting services to this payroll and benefits provider. The Company provided services of $1,908,278, $3,276,618, and $2,725,884 to this entity during the years ended December 31, 1998, 1999, and 2000, respectively. The Company bills and collects normal rates for these services.

    The Company has an outstanding receivable balance of $718,822 and $512,032 at December 31, 1999 and 2000, respectively, from this payroll and benefits provider for services provided.

    Luminant retained the law firm of Wilmer, Cutler & Pickering, Washington D.C. in 1999 in connection with its IPO and acquisition of the eight companies. Wilmer, Cutler & Pickering continues to serve as Luminant's outside legal counsel. George P. Stamas, a director of Luminant, was a partner with Wilmer, Cutler & Pickering until December 1999. The Company incurred legal fees of $2,596,863 to this firm for the year ended December 31, 1999, and $596,183 for the year ended December 31, 2000.

    The Company conducted business transactions with the former owner of one of the Acquired Businesses (the "Former Owner"), who is currently the largest shareholder of Luminant, prior to and after the acquisition. Subsequent to the acquisition, the Company performed services on joint projects with the Former Owner. For the years ended December 31, 1999 and 2000, $1,642,638 and $3,200,572 of revenue was recognized related to these joint projects. In addition, for the years ended December 31, 1999 and 2000, the Company recognized $1,255,000 and $670,240 of revenue for services performed directly for the Former Owner. For the years ended December 31, 1999 and 2000, $1,016,162 and $613,307 were recorded as selling, general, and administrative expense under this arrangement. The majority of cash collections subsequent to the acquisition for services performed for the Former Owner was received by the Former Owner under the transition services agreement and is to be disbursed to the Company. As of December 31, 1999 and 2000, $2,490,762 and $6,007,429 was recorded as a receivable from the Former Owner.

    The Company has amounts due to a former owner of one of the Acquired Businesses and James R. Corey, the Company's Chief Executive Officer. For further details, see "Note 9."

    Management believes that related party transactions as included above were negotiated on an arms length basis.

                 LUMINANT WORLDWIDE CORPORATION & SUBSIDIARIES

14. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS-UNAUDITED

                                                                                2000
                                                   --------------------------------------------------------------
DESCRIPTION                                        DEC. 31, 2000   SEPT. 30, 2000   JUN. 30, 2000   MAR. 31, 2000
-----------                                        -------------   --------------   -------------   -------------
Revenue..........................................    $  22,832        $ 38,028        $ 40,165        $ 33,605
Cost of services.................................       20,048          24,379          21,417          17,855
                                                     ---------        --------        --------        --------
Gross margin.....................................        2,784          13,649          18,748          15,750
Total operating expenses.........................      179,209          56,501          47,910          45,497
                                                     ---------        --------        --------        --------
Loss from operations.............................     (176,425)        (42,852)        (29,162)        (29,747)
Net loss.........................................     (177,012)        (43,155)        (29,124)        (29,646)
                                                     =========        ========        ========        ========
Net loss per share, basic and diluted............    $   (6.51)       $  (1.59)       $  (1.10)       $  (1.19)
                                                     =========        ========        ========        ========
Weighted average shares outstanding, basic
  and diluted....................................       27,184          27,119          26,491          24,963
                                                     =========        ========        ========        ========

                                                                                1999
                                                   --------------------------------------------------------------
DESCRIPTION                                        DEC. 31, 1999   SEPT. 30, 1999   JUN. 30, 1999   MAR. 31, 1999
-----------                                        -------------   --------------   -------------   -------------
Revenue..........................................    $  30,103        $ 11,219        $  6,453        $  4,341
Cost of services.................................       15,980           6,732           3,876           2,226
                                                     ---------        --------        --------        --------
Gross margin.....................................       14,123           4,487           2,577           2,115
Total operating expenses.........................       38,678          20,923           3,429           5,433
                                                     ---------        --------        --------        --------
Loss from operations.............................      (24,555)        (16,436)           (852)         (3,318)
Net loss.........................................      (24,468)        (16,474)           (864)         (3,331)
                                                     =========        ========        ========        ========
Net loss per share, basic and diluted............    $   (1.00)       $  (2.12)       $  (0.13)       $  (0.56)
                                                     =========        ========        ========        ========
Weighted average shares outstanding, basic
  and diluted....................................       24,351           7,784           6,558           5,970
                                                     =========        ========        ========        ========

                                                                                1998
                                                   --------------------------------------------------------------
DESCRIPTION                                        DEC. 31, 1998   SEPT. 30, 1998   JUN. 30, 1998   MAR. 31, 1998
-----------                                        -------------   --------------   -------------   -------------
Revenue..........................................    $   3,330        $  2,899        $  1,698        $  1,299
Cost of services.................................        1,925           1,289           1,006             728
                                                     ---------        --------        --------        --------
Gross profit.....................................        1,405           1,610             692             571
Total operating expenses.........................        1,363           1,145           1,046             723
                                                     ---------        --------        --------        --------
Income (loss) from operations....................           42             465            (354)           (152)
Net income (loss)................................           88             371            (370)           (165)
                                                     =========        ========        ========        ========
Net income (loss) per share, basic and diluted...    $    0.02        $   0.08        $  (0.07)       $  (0.03)
                                                     =========        ========        ========        ========
Weighted average shares outstanding, basic
  and diluted....................................        5,585           4,646           5,327           4,985
                                                     =========        ========        ========        ========

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders' of Luminant Worldwide Corporation:

    We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Luminant Worldwide Corporation and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statement of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000, included in this Form 10-K and have issued our report thereon dated April 13, 2001. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management.

    Schedule II--Valuation and Qualifying Accounts is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Dallas, Texas,
April 13, 2001

                       LUMINANT WORLDWIDE CORPORATION (A)
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                      BALANCE AT     ADDITIONS      ADDITIONS
                                     BEGINNING OF   CHARGED TO      CHARGED TO                   BALANCE AT END
                                        PERIOD        EXPENSE     OTHER ACCOUNTS    DEDUCTIONS     OF PERIOD
                                     ------------   -----------   --------------    ----------   --------------
DECEMBER 31, 2000
  Allowance for doubtful
  accounts.........................  $ 1,609,000    $11,382,230    $        --      $1,178,161    $11,813,069
  Allowance for other
  receivables......................           --      1,988,486             --              --      1,988,486
  Restructuring charge.............           --      7,664,482             --       4,665,079      2,999,403
  Tax Valuation Allowance..........   12,692,000                    13,392,000              --     26,084,000
                                     -----------    -----------    -----------      ----------    -----------
      Total reserves and
      allowances...................  $14,301,000    $21,035,198    $13,392,000      $5,843,240    $42,884,958
                                     ===========    ===========    ===========      ==========    ===========

DECEMBER 31, 1999
  Allowance for doubtful
  accounts.........................  $   115,068    $   424,000    $ 1,069,932(b)   $       --    $ 1,609,000
  Restrucutring charge.............           --             --             --              --             --
  Tax Valuation Allowance..........           --     12,692,000             --              --     12,692,000
                                     -----------    -----------    -----------      ----------    -----------
      Total reserves and
      allowances...................  $   115,068    $13,116,000    $ 1,069,932      $       --    $14,301,000
                                     ===========    ===========    ===========      ==========    ===========

DECEMBER 31, 1998
  Allowance for doubtful
  accounts.........................  $    71,229    $    77,500    $        --      $   33,661    $   115,068
  Restructuring charge.............           --             --             --              --             --
  Tax Valuation Allowance..........           --             --             --              --             --
                                     -----------    -----------    -----------      ----------    -----------
      Total reserves and
      allowances...................  $    71,229    $    77,500    $        --      $   33,661    $   115,068
                                     ===========    ===========    ===========      ==========    ===========

------------------------

(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(b) Amount includes $924,021 of allowance for doubtful accounts from Acquired Businesses

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

ITEM 11. EXECUTIVE COMPENSATION

    The information required in Item 11 will be contained in Luminant's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Annual Report on Form 10-K is filed and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required in Item 12 will be contained in Luminant's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Annual Report on Form 10-K is filed and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this Form 10-K:

       (1) Financial Statements

          See Index to Consolidated Financial Statements at page F-1

       (2) Financial Statement Schedule

          See Index to Consolidated Financial Statements at page F-1

       (3) Financial Statement Schedules not included in this report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       (4) Exhibits

          See Index to Exhibits

    (b) Reports on Form 8-K

    Current Report on Form 8-K filed on October 11, 2000 containing the press releases of Luminant dated September 21 and 26, 2000 announcing Luminant's private placement of certain convertible debentures and warrants with Montrose Investments Ltd., Strong River Investments Inc. and James R. Corey.

                               INDEX TO EXHIBITS

    EXHIBIT NO.             DESCRIPTION
    -----------             -----------
             3.1            Amended and Restated Certificate of Incorporation of
                              Luminant Worldwide Corporation (incorporated by reference
                              from Exhibit 3.6 to Amendment No. 6 to Luminant's
                              Registration Statement on Form S-1 filed September 7, 1999
                              (File No. 333-80161)).

             3.2            Amended and Restated By-Laws of Luminant Worldwide
                              Corporation (incorporated by reference from Exhibit 3.8 to
                              Amendment No. 1 to Luminant's Registration Statement on
                              Form S-1 filed July 26, 1999 (File No. 333-80161)).

             4.1            Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 2 to Luminant's
                              Registration Statement on Form S-1 filed August 6, 1999
                              (File No. 333-80161)).

             4.2            Convertible Debenture Purchase Agreement dated as of
                              September 21, 2000 by and among Luminant Worldwide
                              Corporation, Montrose Investments Ltd. and Strong River
                              Investments, Inc. (incorporated herein by reference from
                              Exhibit 99.1 to the Current Report on Form 8-K filed by
                              Luminant Worldwide Corporation on October 11, 2000 (SEC
                              File No. 26977)).

             4.3            6% Convertible Debenture issued to Montrose Investments Ltd.
                              in the principal amount of $10,000,000 due September 21,
                              2003 (incorporated herein by reference from Exhibit 99.2
                              to the Current Report on Form 8-K filed by Luminant
                              Worldwide Corporation on October 11, 2000 (SEC File No.
                              000-26977)).

             4.4            6% Convertible Debenture issued to Strong River Investments,
                              Inc. in the principal amount of $5,000,000 due September
                              2003 (incorporated herein by reference from Exhibit 99.3
                              to the Current Report on Form 8-K filed by Luminant
                              Worldwide Corporation on October 11, 2000 (SEC File
                              No. 000-26977)).

             4.5            6% Convertible Debenture issued to James R. Corey in the
                              principal amount of $2,000,000 due September 2003
                              (incorporated herein by reference from Exhibit 99.4 to
                              the Current Report on Form 8-K filed by Luminant Worldwide
                              Corporation on October 11, 2000 (SEC File
                              No. 000-26977)).

             4.6            Form of Common Stock Purchase Warrant (incorporated herein by reference from Exhibit 99.5 to the Current Report on
                              Form 8-K filed by Luminant Worldwide Corporation on
                              October 11, 2000 (SEC File No. 000-26977)).

            10.1            1999 Long-Term Incentive Plan, as amended (incorporated by reference to Schedule 14A of the Company filed with the
                              Securities and Exchange Commission on November 3, 2000).

            10.2            Form of Transition Services Agreement by and among Clarant
                              Worldwide Corporation and Young & Rubicam Inc., as amended
                              (incorporated by reference from Exhibit 10.3 to Amendment
                              No. 1 to Luminant's Registration Statement on Form S-1
                              filed July 26, 1999 (File No. 333-80161)).

            10.3            Agreement and Plan of Reorganization by and among Clarant,
                              Inc., Align Solutions Acquisition Corp., Align Solutions
                              Corp. and the Stockholders named therein, dated as of
                              June 2, 1999, as amended (incorporated by reference from
                              Exhibit 10.4 to Amendment No. 1 to Luminant's Registration
                              Statement on Form S-1 filed July 26, 1999, and
                              Exhibit 10.19 to Amendment No. 7 to Luminant's
                              Registration Statement on Form S-1 filed September 14,
                              1999 (File No. 333-80161)).

            10.4            Agreement and Plan of Reorganization by and among Clarant,
                              Inc., Free Range Media Acquisition Corp., Free Range
                              Media, Inc., John C. Dimmer, John B. Dimmer and Andrew L.
                              Fry, dated as of June 2, 1999, as amended (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to
                              Luminant's Registration Statement on Form S-1 filed July
                              26, 1999, and Exhibit 10.20 to Amendment No. 7 to
                              Luminant's Registration Statement on Form S-1 filed
                              September 14, 1999 (File No. 333-80161)).

    EXHIBIT NO.             DESCRIPTION
    -----------             -----------
            10.5            Agreement and Plan of Reorganization by and among Clarant,
                              Inc., Icon Acquisition Corp., Integrated Consulting, Inc.
                              (d/b/a i.con interactive), Calvin W. Carter, Elliot W.
                              Hawkes and David Todd McGee, dated as of June 2, 1999, as
                              amended (incorporated by reference from Exhibit 10.6 to
                              Amendment No. 1 to Luminant's Registration Statement on
                              Form S-1 filed July 26, 1999, and Exhibit 10.21 to
                              Amendment No. 7 to Luminant's Registration Statement on
                              Form S-1 filed September 14, 1999 (File No. 333-80161)).

            10.6            Agreement and Plan of Reorganization by and among Clarant,
                              Inc. InterActive8 Acquisition Corp., InterActive8, Inc.
                              and the Stockholders named therein, dated as of June 1,
                              1999, as amended (incorporated by reference from Exhibit
                              10.7 to Amendment No. 1 to Luminant's Registration
                              Statement on Form S-1 filed July 26, 1999, and Exhibit
                              10.22 to Amendment No. 7 to Luminant's Registration
                              Statement on Form S-1 filed September 14, 1999 (File No.
                              333-80161)).

            10.7            Agreement and Plan of Reorganization by and among Clarant,
                              Inc., Multimedia Acquisition Corp., Multimedia Resources,
                              LLC, Henry Heilbrunn, Lynn J. Branigan and Norman L.
                              Dawley, dated as of June 2,1999, as amended (incorporated
                              by reference from Exhibit 10.8 to Amendment No. 1 to
                              Luminant's Registration Statement on Form S-1 filed July
                              26, 1999, and Exhibit 10.23 to Amendment No. 7 to
                              Luminant's Registration Statement on Form S-1 filed
                              September 14, 1999 (File No. 333-80161)).

            10.8            Agreement and Plan of Reorganization by and among Clarant,
                              Inc., Potomac Partners Acquisition LLC, Potomac Partners
                              Management Consulting, LLC and the Members named therein,
                              dated as of June 1, 1999, as amended (incorporated by
                              reference from Exhibit 10.9 to Amendment No. 1 to
                              Luminant's Registration Statement on Form S-1 filed July
                              26, 1999, and Exhibit 10.24 to Amendment No. 7 to
                              Luminant's Registration Statement on Form S-1 filed
                              September 14, 1999 (File No. 333-80161)).

            10.9            Agreement and Plan of Reorganization by and among Clarant,
                              Inc., RSI I Acquisition Corp., RSI Group, Inc., Resource
                              Solutions International, LLC, Charles Harrison, Carolyn
                              Brown and Bruce Grant, dated as of June 1, 1999, as
                              amended (incorporated by reference from Exhibit 10.10 to
                              Amendment No. 1 to Luminant's Registration Statement on
                              Form S-1 filed September 14, 1999, and Exhibit 10.25 to
                              Amendment No. 7 to Luminant's Registration Statement on
                              Form S-1 filed September 14, 1999 (File No. 333-80161)).

            10.10           Contribution Agreement by and between Clarant Worldwide
                              Corporation and Young & Rubicam Inc., dated as of June 7,
                              1999, as amended (incorporated by reference from Exhibit
                              10.11 to Amendment No. 1 to Luminant's Registration
                              Statement on Form S-1 filed July 26, 1999, and Exhibit
                              10.26 to Amendment No. 7 to Luminant's Registration
                              Statement on Form S-1 filed September 14, 1999 (File
                              No. 333-80161)).

            10.11           Luminant Worldwide Corporation Senior Bonus Plan, as amended
                              (incorporated by reference from Exhibit 10.17 to Amendment
                              No. 2 to Luminant's Registration Statement on Form S-1
                              filed August 6, 1999 (File No. 333-80161)).

            10.12           Form of Common Stock Purchase Warrant issued to United Air
                              Lines, Inc. (incorporated by reference from Exhibit 10.30
                              to Amendment No. 7 to Luminant's Registration Statement on
                              Form S-1 filed September 14, 1999 (File No. 333-80161)).

            10.13           Form of Registration Rights Agreement by and between
                              Luminant Worldwide Corporation and United Air Lines, Inc.
                              (incorporated by reference from Exhibit 10.31 to Amendment
                              No. 7 to Luminant's Registration Statement on Form S-1
                              filed September 14, 1999 (File No. 333-80161)).

            10.14           Credit and Security Agreement dated as of April 5, 2000 by and among Wells Fargo Business Credit, Inc., Luminant
                              Worldwide Corporation and the subsidiaries of Luminant
                              named therein (incorporated herein by reference from
                              Exhibit 10.3 to the Quarterly Report on Form 10-Q/A filed
                              by Luminant Worldwide Corporation on August 14, 2000 (SEC
                              File No. 000-26977)).

    EXHIBIT NO.             DESCRIPTION
    -----------             -----------
            10.15           First Amendment to Credit and Security Agreement dated as of
                              April 5, 2000, by and among Wells Fargo Business Credit,
                              Inc., Luminant Worldwide Corporation and the subsidiaries
                              of Luminant named therein, dated as of August 31, 2000
                              (incorporated herein by reference from Exhibit 4.6 to the
                              Quarterly Report on Form 10-Q/A filed by Luminant
                              Worldwide Corporation on November 15, 2000 (SEC File
                              No. 000-26977)).

            10.16           Letter Amendment to Credit and Security Agreement dated as of April 5, 2000, by and among Wells Fargo Business
                              Credit, Inc., Luminant Worldwide Corporation and the
                              subsidiaries of Luminant named therein, dated as of
                              September 21, 2000 (incorporated herein by reference from
                              Exhibit 4.7 to the Quarterly Report on Form 10-Q/A filed
                              by Luminant Worldwide Corporation on November 15, 2000
                              (SEC File No. 000-26977)).

            10.17           Second Amendment to Credit and Security Agreement dated as of April 5, 2000, by and among Wells Fargo Business
                              Credit, Inc., Luminant Worldwide Corporation and the
                              subsidiaries of Luminant named therein, dated as of
                              December 28, 2000.

            10.18           Third Amendment to Credit and Security Agreement dated as of
                              April 5, 2000, by and among Wells Fargo Business Credit,
                              Inc., Luminant Worldwide Corporation and the subsidiaries
                              of Luminant named therein, dated as of March 30, 2001.

            10.19           Employment Agreement of James R. Corey

            10.20           Employment Agreement of Thomas G. Bevivino (incorporated by reference from Exhibit 10.18 to Amendment No. 1 to
                              Luminant's Registration Statement on Form S-1 filed
                              July 26, 1999 (File No. 333-80161)).

            10.21           Employment Agreement of Richard M. Scruggs.

            10.22           Employment Agreement of K. David Quackenbush (incorporated by reference from Exhibit 10.18 to Amendment No. 1 to
                              Luminant's Registration Statement on Form S-1 filed
                              July 26, 1999 (File No. 333-80161)).

            10.23           Employment Agreement of Michael Smith (incorporated by
                              reference from Exhibit 10.18 to Amendment No. 1 to
                              Luminant's Registration Statement on Form S-1 filed
                              July 26, 1999 (File No. 333-80161)).

            10.24           Asset Purchase Agreement dated as of May 31, 2000 by and
                              among InterActive8, Inc., Luminant Worldwide Corporation,
                              New York Consulting Partners, LLC and the members of New
                              York Consulting Partners, LLC (incorporated by reference
                              from Exhibit 4.6 to Amendment No. 1 to Luminant's
                              Registration Statement on Form S-3 filed November 17,
                              2000 (File No. 333-48728)).

            10.25           Amendment to Asset Purchase Agreement dated as of May 31,
                              2000 by and among Interactive8, Inc., Luminant Worldwide
                              Corporation, New York Consulting Partners, LLC and
                              Termination of Deposit Escrow Agreement dated as of
                              November 29, 2000.

            21.1            Subsidiaries of the Registrant

            23.1            Consent of Arthur Andersen LLP

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       LUMINANT WORLDWIDE CORPORATION

                                                       By:              /s/ JAMES R. COREY
                                                            -----------------------------------------
                                                                          James R. Corey
                                                                       PRESIDENT AND CHIEF
                                                                        EXECUTIVE OFFICER
Date: April 14, 2001

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ MICHAEL H. JORDAN
     -------------------------------------------       Chairman of the Board            April 14, 2001
                  Michael H. Jordan

                 /s/ JAMES R. COREY                    Chief Executive Officer and
     -------------------------------------------         Director (Principal Executive  April 14, 2001
                   James R. Corey                        Officer)

                                                       Chief Financial Officer
               /s/ THOMAS G. BEVIVINO                    (Principal Financial Officer
     -------------------------------------------         and Principal Accounting       April 14, 2001
                 Thomas G. Bevivino                      Officer)

                /s/ MICHAEL J. DOLAN
     -------------------------------------------       Director                         April 14, 2001
                  Michael J. Dolan

                /s/ DONALD S. PERKINS
     -------------------------------------------       Director                         April 14, 2001
                  Donald S. Perkins

                /s/ GEORGE P. STAMAS
     -------------------------------------------       Director                         April 14, 2001
                  George P. Stamas

               /s/ RICHARD M. SCRUGGS
     -------------------------------------------       Director                         April 14, 2001
                 Richard M. Scruggs