Form 10-K/A
period 2000-12-31
LUMINANT WORLDWIDE CORP
filed 2001-04-30
CIK 1087322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-26977
                            ------------------------
                         LUMINANT WORLDWIDE CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-2783690
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

 13737 NOEL ROAD, SUITE 1400, DALLAS,                       75240-7367
                 TEXAS                                      (zip code)
    (Address of principal executive
               offices)

                                 (972) 581-7000
              Registrant's telephone number, including area code:

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                             (Title of each class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At April 1, 2001, the registrant had 27,845,886 shares of common stock (including non-voting common stock) outstanding. The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of April 1, 2001 was approximately $10.8 million (based on the closing sale price of the common stock on the Nasdaq National Market on that date).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         LUMINANT WORLDWIDE CORPORATION
                                  FORM 10-K/A
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                     INDEX

                                    PART III

Item 10.                Directors and Executive Officers of the Registrant..........    3
Item 11.                Executive Compensation......................................    6
                        Security Ownership of Certain Beneficial Owners and            15
Item 12.                Management..................................................
Item 13.                Certain Relationships and Related Transactions..............   18

                                EXPLANATORY NOTE

    This amendment on Form 10-K/A (the "Amendment") amends the Registrant's Annual Report on Form 10-K filed by the Registrant on April 17, 2001 (the "Annual Report"), and is being filed solely to amend and restate in its entirety
Part III of the Annual Report. The Amendment does not amend or alter the information set forth in Parts I, II or IV of the Annual Report.

    The items amended are as follows:

Part III Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Part III Item 11.         EXECUTIVE COMPENSATION
                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
Part III Item 12.         MANAGEMENT
Part III Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information relating to the Company's executive officers and directors. The information set forth is as of April 10, 2001 unless otherwise indicated.

NAME                                    AGE                    POSITION                DIRECTOR SINCE
----                                  --------   ------------------------------------  --------------
Michael H. Jordan(2)................     64      Chairman of the Board of Directors         1999

Randolph L. Austin(1)(2)............     36      Director                                   1999

Thomas G. Bevivino..................     45      Chief Financial Officer and                  --
                                                 Secretary

James R. Corey......................     47      President, Chief Executive Officer         1999
                                                 and Director

Michael J. Dolan(2).................     57      Director                                   1999

Donald S. Perkins(1)(2).............     74      Director                                   1999

K. David Quackenbush, Jr............     39      Chief Operating Officer                      --

Richard M. Scruggs..................     45      Vice Chairman, Executive Vice              1999
                                                 President of Corporate Development
                                                 and Director

Michael E. Smith....................     44      Executive Vice President of Strategy         --
                                                 Services

George P. Stamas(3).................     49      Director                                   1999

------------------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Non-voting member of Compensation Committee

    MICHAEL H. JORDAN has been our Chairman since the closing of our initial public offering in September 1999 and has served as an advisor to us since January 1, 1999. Mr. Jordan retired in December 1998 as Chairman and Chief Executive Officer of CBS Corporation, formerly Westinghouse Electric Corporation, positions he held since June 1993. Prior to joining Westinghouse, he was a principal with the investment firm of Clayton, Dubilier & Rice, Inc. from September 1992 through June 1993. From 1974 until 1992, Mr. Jordan held various management positions at PepsiCo, Inc., his last position being Chief Executive Officer of PepsiCo International. From 1964 to 1974, Mr. Jordan held various positions, including Partner at McKinsey & Company, Inc., an international management consulting firm. Mr. Jordan is also a member of the Boards of Directors of Aetna, Inc., Dell Computer Corp. and Marketwatch.com. Mr. Jordan is a member of the President's Export Council, Chairman of the U.S.-Japan Business Council, Chairman of The College Fund/UNCF and Chairman of the Policy Board of the Americans for the Arts.

    RANDOLPH L. AUSTIN has been a director since the closing of our initial public offering in September 1999. From January 1999 until present, Mr. Austin has also been an advisor to Bertelsmann Ventures. From January 1998 to December 1998, Mr. Austin was President and Chief Executive Officer of BOL, Bertelsmann Online, Bertelsmann's global electronic commerce business. From November 1995 to December 1997, Mr. Austin held various positions with
Prodigy, Inc., his last position being Senior Vice President, Sales & Business Development. From September 1990 to November 1995, Mr. Austin served in various capacities, including Senior Engagement Manager, at McKinsey & Company, Inc.

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

    JAMES R. COREY has been our Chief Executive Officer since September 2000 and our President and a director since the closing of our initial public offering in September 1999. Mr. Corey also served as our Chief Operating Officer from the closing of our initial public offering until December 2000. Mr. Corey served as Managing Director of Potomac Partners from September 1997 until September 1999. Prior to joining Potomac Partners, Mr. Corey served as Co-Chief Operating Officer of AT&T Solutions and Managing Partner of their Consulting Division from June 1995 until September 1997. From June 1994 to June 1995, Mr. Corey served as President of the Worldwide Services Organization of Unisys Corporation. From December 1989 until June 1994 Mr. Corey was a partner in the Los Angeles office of McKinsey & Company, Inc. Previously, Mr. Corey was a Partner at Andersen Consulting in Chicago.

    MICHAEL J. DOLAN has been a director since the closing of our initial public offering in September 1999. Since July 1996, Mr. Dolan has also served as Vice Chairman, Chief Financial Officer and a director of Young & Rubicam Inc., an international marketing and communications services firm. From August 1991 to July 1996, Mr. Dolan was President and Chief Executive Officer of the joint venture, Snack Ventures Europe, between PepsiCo Foods International and General Mills.

    DONALD S. PERKINS has been a director since November 1999. From 1953 through June 1983, Mr. Perkins served in various positions with Jewel Companies, Inc., a diversified retailer, including service as Chairman of the Board and Chief Executive Officer from 1970 to 1980 and as Chairman of the Executive Committee from 1980 until his retirement in 1983. From 1959 through the present, Mr. Perkins has served on the Boards of Directors of various public, private and non-profit institutions, including past service on the Board of Directors of each of American Telephone & Telegraph Company, Eastman Kodak Company, Firestone Tire & Rubber, Kmart Corporation, Lucent Technologies Inc. and Time Warner Inc. Mr. Perkins is currently a member of the Board of Directors of each of AON Corporation, Nanophase Technologies Corporation and LaSalle Hotel Properties.

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

    RICHARD M. SCRUGGS has been our Vice Chairman and a director since the closing of our initial public offering in September 1999, and served as our Executive Vice President of Corporate Development since September 2000.
Mr. Scruggs also served as our Executive Vice President of Client Development from September 1999 through September 2000. Mr. Scruggs served as President, Chief Executive Officer and Chairman of the Board of Align from October 1996 until September 1999. From January 1996 until October 1996, Mr. Scruggs served as Chief Operating Officer of Rothwell Systems, which was later purchased by Perot Systems, Inc. From May 1990 until January 1996, Mr. Scruggs served in a variety of capacities at BSG Alliance/IT, including Managing Director of Business Development and Managing Director of the Houston office. BSG Alliance/IT is a firm specializing in client server systems integration.

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

    GEORGE P. STAMAS has been a director since May 1999. Since January 2000,
Mr. Stamas has served as a Vice Chair of Deutsche Banc Alex. Brown, an investment bank. From April 1996 through January 2000, Mr. Stamas was a partner with the law firm of Wilmer, Cutler & Pickering and now serves as a consultant to Wilmer, Cutler & Pickering. From 1983 until April 1996, Mr. Stamas was a partner at Piper & Marbury L.L.P. Mr. Stamas is general counsel to and a limited partner of, the Baltimore Orioles baseball team. Mr. Stamas also serves on the Board of Directors of FTI Consulting, Inc., a provider of litigation support services, Aether Systems Inc., a provider of wireless data services, and Metrocall, Inc., a provider of messaging services.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers, and persons who own more than ten percent (10%) of our common stock, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater-than-ten-percent stockholders are required to furnish us with copies of all Section 16(a) reports they file.

    Based solely on our review of the Section 16(a) reports furnished to us and written representations that no other reports were required, we believe that our directors, officers and greater-than-ten-percent stockholders reported all transactions in Luminant common stock and options on a timely basis during the fiscal year ended December 31, 2000, except that (1) Mr. Dolan failed to file a Form 4 for one transaction (in 1999) in which he acquired shares of common stock, (2) Mr. Jordan failed to file Form 4s for two transactions (including one in 1999) in which he beneficially acquired shares of common stock, and one transaction in which his wife disposed of shares of common stock,
(3) Mr. Perkins did not file a Form 4 on a timely basis for one transaction in which he acquired shares of common stock, (4) Mr. Bevivino failed to file a Form 4 for two transactions (in 1999) in which he and his son acquired shares of common stock, (5) Mr. Corey did not file a Form 4 on a timely basis for one transaction in which he acquired shares of common stock, (6) Mr. Quackenbush did not file a Form 4 on a timely basis for one transaction in which he acquired shares of common stock, and did not file a Form 4 for one transaction in which he acquired options to purchase common stock, one transaction in which he acquired common stock through an option exercise, and one transaction in which he disposed of shares of common stock, (7) Mr. Smith did not file a Form 3 on a timely basis upon becoming an executive officer of Luminant and did not file a Form 4 on a timely basis for one transaction in which he acquired shares of common stock, and (8) Messrs. Morris Markel and Scott Williamson, each of whom served as an executive officer during part of 2000, each failed to file a Form 3 on a timely basis upon becoming an executive officer of Luminant and did not file a Form 4 on a timely basis for one transaction in which such person acquired shares of common stock. Each of the reports described above have subsequently been filed.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    We were founded in August 1998, did not conduct any operations in 1998 and, accordingly, did not pay any compensation to our executive officers for the year ended December 31, 1998. The following table summarizes the compensation paid to or earned by our Chief Executive Officer, another individual who served as our Chief Executive Officer during part of 2000, our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2000 and whose salary and bonus for services rendered in all capacities to Luminant for the fiscal year ended December 31, 2000 exceeded $100,000, and two additional individuals for whom disclosure would have been provided as one of Luminant's most highly compensated executive officers but for the fact that such individual was no longer serving as an executive officer as of December 31, 2000. We will use the term "named executive officers" to refer to these people elsewhere in this Annual Report.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION (1)                LONG-TERM COMPENSATION
                                    ------------------------------------------------   -----------------------
                                                                                               AWARDS
                                                                                       -----------------------
                                                                                                    SECURITIES
                                                                        OTHER ANNUAL   RESTRICTED   UNDERLYING
                                                                        COMPENSATION     STOCK       OPTIONS/
NAME & PRINCIPAL POSITION             YEAR     SALARY ($)   BONUS ($)       ($)         AWARD(S)     SARS (#)
-------------------------           --------   ----------   ---------   ------------   ----------   ----------
James R. Corey, ..................    2000       222,407          --           --(2)          --       23,460
  PRESIDENT & CHIEF EXECUTIVE         1999        76,313      34,375                          --           --
  OFFICER(3)
Richard M. Scruggs, ..............    2000       258,333          --           --(2)          --      261,970
  VICE CHAIRMAN & EXECUTIVE VICE      1999        61,016      26,000                          --       50,934(4)
  PRESIDENT OF CORPORATE
  DEVELOPMENT(4)
Thomas G. Bevivino, ..............    2000       213,358          --           --             --      229,815
  CHIEF FINANCIAL OFFICER &           1999        57,788     101,063       80,000(5)          --       60,000
  SECRETARY(5)
Michael E. Smith, ................    2000       260,000     110,000             (2)          --      264,630
  EXECUTIVE VICE PRESIDENT OF
  STRATEGY SERVICES(6)
K. David Quackenbush, ............    2000       287,500          --             (2)          --      263,970
  CHIEF OPERATING OFFICER(7)
Guillermo G. Marmol, .............    2000       200,850          --           --(2)          --       28,200
  FORMER CHIEF EXECUTIVE              1999       112,692     125,000                          --    1,195,115
  OFFICER(8)
Scott A. Williamson, .............    2000       245,000          --             (2)          --      261,970
  VICE PRESIDENT OF ENABLING
  SOLUTIONS(9)
Morris W. Markel, ................    2000       239,583          --             (2)          --       26,470
  FORMER MANAGING DIRECTOR OF
  EASTERN REGION(10)

                                      LONG-TERM COMPENSATION
                                    ---------------------------
                                              PAYOUTS
                                    ---------------------------
                                     LONG-TERM
                                     INCENTIVE      ALL OTHER
                                    PLAN PAYOUTS   COMPENSATION
NAME & PRINCIPAL POSITION               ($)            ($)
-------------------------           ------------   ------------
James R. Corey, ..................          --            --
  PRESIDENT & CHIEF EXECUTIVE               --            --
  OFFICER(3)
Richard M. Scruggs, ..............          --            --
  VICE CHAIRMAN & EXECUTIVE VICE            --           372
  PRESIDENT OF CORPORATE
  DEVELOPMENT(4)
Thomas G. Bevivino, ..............          --            --
  CHIEF FINANCIAL OFFICER &                 --            --
  SECRETARY(5)
Michael E. Smith, ................          --            --
  EXECUTIVE VICE PRESIDENT OF
  STRATEGY SERVICES(6)
K. David Quackenbush, ............          --            --
  CHIEF OPERATING OFFICER(7)
Guillermo G. Marmol, .............          --        87,361
  FORMER CHIEF EXECUTIVE                    --            --
  OFFICER(8)
Scott A. Williamson, .............          --            --
  VICE PRESIDENT OF ENABLING
  SOLUTIONS(9)
Morris W. Markel, ................          --        10,417
  FORMER MANAGING DIRECTOR OF
  EASTERN REGION(10)

 (1) Amounts shown reflect compensation earned in the period presented, although payments earned in prior periods may have been paid in the period presented and compensation earned in the period presented may have been paid in a subsequent period.

 (2) The amount does not equal or exceed the lesser of $50,000 or 10% of compensation.

 (3) Prior to September 1999, Mr. Corey was a Managing Director and owner of Potomac Partners Management Consulting LLC. Upon our acquisition of Potomac Partners Management Consulting in September 1999, Mr. Corey was appointed our President and Chief Operating Officer. Mr. Corey was also appointed our Chief Executive Officer in September 2000.

 (4) Prior to September 1999, Mr. Scruggs was President, Chief Executive Officer, Chairman of the Board and an owner of Align Solutions Corp. Upon our acquisition of Align Solutions Corp. in September 1999, Mr. Scruggs was appointed Vice Chairman and Executive Vice President of Client Development. The number of securities under the heading "Securities Underlying Options/SARS" represents the number of Luminant shares underlying options issued to Mr. Scruggs in 1999 to replace options he held in Align Solutions Corp. at the time of acquisition by Luminant. The amount set forth in the column titled "All Other Compensation" represents premiums paid by Luminant in 1999 for life insurance policies held by Mr. Scruggs.

 (5) Mr. Bevivino performed financial advisory and consulting services for us from March 1999 until June 1999, when he was appointed our Vice President of Finance. Mr. Bevivino served as our Vice President of Finance from June 1999 until December 1999, when he was appointed our Chief Financial Officer and Secretary. The amounts set forth for Mr. Bevivino for 1999 in the columns titled "Salary" and "Bonus" reflect all amounts paid to Mr. Bevivino for his services to Luminant as a Vice President of Finance, Chief Financial Officer and Secretary during 1999. The amount set forth for Mr. Bevivino for 1999 in the column titled "Other Annual Compensation" reflects amounts paid to Mr. Bevivino during 1999 as a result of financial advisory and consulting services provided to Luminant by ARC Group LLC, a firm in which Mr. Bevivino held a 50% ownership interest.

 (6) Mr. Smith was appointed Executive Vice President of Strategy Services in February 2000.

 (7) Mr. Quackenbush was appointed Executive Vice President of Implementation Services in February 2000 and was appointed Chief Operating Officer in March 2001.

 (8) Mr. Marmol served as our Chief Executive Officer from August 1998 until September 2000. The amount set forth in the column titled "All Other Compensation" represents severance payments, payments for accrued vacation, and health insurance premiums paid by Luminant during 2000. Mr. Marmol is entitled to additional severance amounts as described in "--Severance Agreements" below.

 (9) Mr. Williamson was appointed Managing Director of the Western Region in February 2000. The Managing Director position was removed from the executive officer level as part of Luminant's September 2000 restructuring. Accordingly, Mr. Williamson was no longer an executive officer after September 2000. Mr. Williamson is currently Vice President of Enabling Solutions.

 (10) Mr. Markel was appointed Managing Director of the Eastern Region in February 2000. Mr. Markel terminated his employment with Luminant in December 2000. The amount set forth in the column titled "All Other Compensation" represents severance payments paid by Luminant during 2000. Mr. Markel is entitled to additional severance amounts as described in "--Severance Agreements" below.

EMPLOYMENT AGREEMENTS

    As of September 16, 1999, we entered into an employment agreement with James
R. Corey, our Chief Executive Officer and President, for the period through September 16, 2002. Mr. Corey currently receives an annual salary of $300,000 plus a bonus of up to the same amount. Mr. Corey receives the same benefits as our other employees and will be eligible to receive options under Luminant's long-term incentive plan. Upon a change of control of Luminant, all of Mr. Corey's options will become immediately exercisable. We may terminate
Mr. Corey's agreement for cause or upon death or disability. Cause includes a material breach of Mr. Corey's obligations or Mr. Corey's gross negligence, conviction for, or plea of no contest to, a charge of commission of a felony, a breach by Mr. Corey of his non-compete or confidentiality agreement, or if Mr. Corey interfered with our relationship with any client, supplier or other person. Mr. Corey may terminate his employment with us with or without good reason. Good reason means if we materially violate the employment agreement or if we relocate his primary office by more than 35 miles from Herndon, Virginia. If Mr. Corey resigns or we terminate his employment with or without cause or because of death or disability, we will pay Mr. Corey any unpaid portion of his salary pro-rated through the date of actual termination, reimburse business expenses, pay accrued vacation and pay health insurance premiums for that period. In addition, if we terminate Mr. Corey's employment without cause or he resigns for good reason, Mr. Corey will receive a severance payment equal to his base salary for a period of 18 months following the termination, the pro rata share of the bonus for the year of his termination, continuation of his benefits and acceleration of the next sixth of his options. Mr. Corey is subject to covenants intended to bar his competition and solicitation of clients or employees during his employment and for one year after his employment ends for any reason.

    As of September 16, 1999, we entered into an employment agreement with Richard M. Scruggs, our Vice Chairman and Executive Vice President of Corporate Development, for the period through September 16, 2002. Mr. Scruggs currently receives an annual salary of $290,000 plus a bonus of up to the same amount.
Mr. Scruggs receives the same benefits as our other employees and will be eligible to receive options under Luminant's long-term incentive plan. Upon a change of control of Luminant, all of Mr. Scruggs's options will become immediately exercisable. We may terminate Mr. Scruggs's agreement for cause or upon death or disability. Cause includes a material breach of Mr. Scruggs's obligations or Mr. Scruggs's gross negligence, conviction for, or plea of no contest to, a charge of commission of a felony, a breach by Mr. Scruggs of his non-compete or confidentiality agreement, or if Mr. Scruggs interfered with our relationship with any client, supplier or other person. Mr. Scruggs may terminate his employment with us with or without good reason. Good reason means if we materially violate the employment agreement or if we relocate his primary office by more than 35 miles from Harris County, Texas. If Mr. Scruggs resigns or we terminate his employment with or without cause or because of death or disability, we will pay Mr. Scruggs any unpaid portion of his salary pro-rated through the date of actual termination, reimburse business expenses, pay accrued vacation and pay health insurance premiums for that period. In addition, if we terminate Mr. Scruggs's employment without cause or he resigns for good reason, Mr. Scruggs will receive a severance payment equal to his base salary for a period of 18 months following the termination, the pro rata share of the bonus for the year of his termination, continuation of his benefits and acceleration of the next sixth of his options. Mr. Scruggs is subject to covenants intended to bar his competition and solicitation of clients or employees during his employment and for one year after his employment ends for any reason.

    As of June 28, 1999, we entered into an employment agreement with Thomas G. Bevivino, our Chief Financial Officer and Secretary, for the period through June 28, 2002. Mr. Bevivino currently receives an annual salary of $287,000 plus a bonus of up to the same amount. Under the agreement, in connection with our initial public offering we granted Mr. Bevivino options to acquire 60,000 shares of common stock under our long-term incentive plan, exercisable at the initial public offering price of $18.00 per share. The options become exercisable in sixths every sixth months after the date we granted them and will remain exercisable for up to 10 years after the date of the grant. Mr. Bevivino will receive the same benefits as our other employees and will be eligible to receive options under Luminant's long-term incentive plan. We may terminate
Mr. Bevivino's agreement with or without cause or upon death or disability. Cause includes a material breach of Mr. Bevivino's obligations or Mr. Bevivino's gross negligence, conviction for, or plea of no contest to, a charge of commission of a felony, a breach by Mr. Bevivino of his non-compete or confidentiality agreement, or if Mr. Bevivino interfered with our relationship with any client, supplier or other person. Mr. Bevivino may terminate his employment with us with or without good reason. Good reason means if we materially violate the employment agreement. If Mr. Bevivino resigns or we terminate his employment with or without cause or because of death or disability, we will pay Mr. Bevivino any unpaid portion of his salary pro-rated through the date of actual termination, reimburse business expenses, pay accrued vacation and pay health insurance premiums for that period. In addition, if we terminate Mr. Bevivino's employment without cause or he resigns for good reason, Mr. Bevivino will receive a severance payment equal to his base salary for a period of 18 months following the termination and the pro rata share of the bonus for the year of his termination, continuation of his benefits and acceleration of the next sixth of his options. Mr. Bevivino is subject to covenants intended to bar his competition and solicitation of clients or employees during his employment and for one year after his employment ends for any reason.

    As of September 16, 1999, we entered into an employment agreement with Michael E. Smith, our Executive Vice President of Strategy Services, for the period through September 16, 2002. Mr. Smith currently receives an annual salary of $290,000 plus a bonus of up to the same amount. Mr. Smith will receive the same benefits as our other employees and will be eligible to receive options under Luminant's long-term incentive plan. We may terminate Mr. Smith's agreement for cause or upon death or disability. Cause includes a material breach of Mr. Smith's obligations or Mr. Smith's gross negligence, conviction for, or plea of no contest to, a charge of commission of a felony, a breach by Mr. Smith of his non-compete or confidentiality agreement, or if Mr. Smith interfered with our relationship with any client, supplier or other person. Mr. Smith may terminate his employment with us with or without good reason. Good reason means if we materially violate the employment agreement or if we relocate his primary office by more than 35 miles from his primary office as of December 31, 1998. If Mr. Smith resigns or we terminate his employment with or without cause or because of death or disability, we will pay Mr. Smith any unpaid portion of his salary pro-rated through the date of actual termination, reimburse business expenses, pay accrued vacation and pay health insurance premiums for that period. In addition, if we terminate Mr. Smith's employment without cause or he resigns for good reason, Mr. Smith will receive a severance payment equal to his base salary for a period of 18 months following the termination, the pro rata share of the bonus for the year of his termination, continuation of his benefits and acceleration of the next sixth of his options. Mr. Smith is subject to covenants intended to bar his competition and solicitation of clients or employees during his employment and for one year after his employment ends for any reason.

    As of September 16, 1999, we entered into an employment agreement with K. David Quackenbush, our Chief Operating Officer, for the period through September 16, 2002. Mr. Quackenbush currently receives an annual salary of $400,000 plus a bonus of up to forty percent of that amount. Mr. Quackenbush will receive the same benefits as our other employees and will be eligible to receive options under Luminant's long-term incentive plan. We may terminate
Mr. Quackenbush's agreement for cause or upon death or disability. Cause includes a material breach of Mr. Quackenbush's obligations or Mr. Quackenbush's gross negligence, conviction for, or plea of no contest to, a charge of commission of a felony, a breach by Mr. Quackenbush of his non-compete or confidentiality agreement, or if Mr. Quackenbush interfered with our relationship with any client, supplier or other person. Mr. Quackenbush may terminate his employment with us with or without good reason. Good reason means if we materially violate the employment agreement or if we relocate his primary office outside of Harris County, Texas and the surrounding counties. If
Mr. Quackenbush resigns or we terminate his employment with or without cause or because of death or disability, we will pay Mr. Quackenbush any unpaid portion of his salary pro-rated through the date of actual termination, reimburse business expenses, pay accrued vacation and pay health insurance premiums for that period. In addition, if we terminate Mr. Quackenbush's employment without cause or he resigns for good reason, Mr. Quackenbush will receive a severance payment equal to his base salary for a period of 18 months following the termination, the pro rata share of the bonus for the year of his termination, continuation of his benefits and acceleration of the next sixth of his options. Mr. Quackenbush is subject to covenants intended to bar his competition and solicitation of clients or employees during his employment and for one year after his employment ends for any reason.

SEVERANCE AGREEMENTS

    Mr. Marmol served as our Chief Executive Officer and director until his resignation from both capacities in September 2000. Mr. Marmol was party to an employment agreement with us during his tenure as our Chief Executive Officer and entered into a severance agreement with us upon termination of his employment with us. Under the severance agreement, Mr. Marmol is receiving monthly payments of $27,500 from November 1, 2000 through December 31, 2001 and bonuses of $330,000 on each of February 28, 2001 and 2002. His outstanding options (including those exercisable at the initial public offering price plus those exercisable at the market price on the date of each subsequent grant) became fully exercisable and will remain exercisable until October 2003.
Mr. Marmol is subject to covenants intended to bar his competition through December 2001 and solicitation of clients or employees through December 2002.

    Mr. Markel served as our Managing Director of the Eastern Region until his resignation in December 2000. As per the employment agreement Mr. Markel had entered into with us, he is receiving monthly severance payments of $20,833 from December 2000 through September 2001.

OPTION GRANTS

    The following table provides information on options granted to the named executive officers during 2000:

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                   NUMBER OF
                                   SECURITIES       % OF TOTAL
                                   UNDERLYING      OPTIONS/SARS
                                    OPTIONS/        GRANTED TO
                                      SARS         EMPLOYEES IN   EXERCISE OR                   GRANT DATE
                                    GRANTED        FISCAL YEAR    BASE PRICE    EXPIRATION       PRESENT
NAME                                  (#)              (1)         ($/SHARE)       DATE         VALUE (2)
----                               ----------      ------------   -----------   ----------      ----------
James R. Corey...................    12,000(3)         0.13%        $18.375       3/15/10        $159,600
                                     11,460(3)         0.12%        $  8.50       7/05/10        $ 72,083
Richard M. Scruggs...............     9,000(3)         0.10%        $18.375       3/15/10        $119,700
                                      2,970(3)         0.03%        $  8.50       7/05/10        $ 18,681
                                    250,000(4)         2.72%        $0.9375      11/30/10        $180,000
Thomas G. Bevivino...............    15,000(3)         0.16%        $ 35.56       1/14/10        $385,650
                                      5,500(3)         0.06%        $18.375       3/15/10        $ 73,150
                                      9,315(3)         0.10%        $  8.50       7/05/10        $ 58,591
                                    200,000(5)         2.17%        $0.9375      11/30/10        $144,000
Michael E. Smith.................    11,000(3)         0.12%        $18.375       3/15/10        $146,300
                                      3,630(3)         0.04%        $  8.50       7/05/10        $ 22,833
                                    250,000(4)         2.72%        $0.9375      11/30/10        $180,000
K. David Quackenbush.............     9,000(3)         0.10%        $18.375       3/15/10        $119,700
                                      2,000(3)         0.02%        $ 11.03       6/05/10        $ 16,160
                                      2,970(3)         0.03%        $  8.50       7/05/10        $ 18,681
                                    250,000(4)         2.72%        $0.9375      11/30/10        $180,000
Guillermo G. Marmol..............    15,000(6)         0.16%        $18.375      10/31/03        $199,500
                                     13,200(6)         0.14%        $  8.50      10/31/03        $ 83,028
Scott A. Williamson..............     9,000(3)         0.10%        $18.375       3/15/10        $119,700
                                      2,970(3)         0.03%        $  8.50       7/05/10        $ 18,681
                                    250,000(4)         2.72%        $0.9375      11/30/10        $180,000
Morris W. Markel.................    13,000(7)         0.14%        $18.375       3/15/01(7)     $172,900
                                        500(7)         0.01%        $  8.06       3/15/01(7)     $  2,905
                                      2,970(7)         0.03%        $  8.50       3/15/01(7)     $ 18,681
                                     10,000(7)         0.11%        $0.9375       3/15/01(7)     $  7,200

------------------------

(1) The percentages in the table above are based on options to purchase 9,202,712 shares of common stock granted under our stock option plan in the year ended December 31, 2000 to our employees.

(2) In the table above, the value of options granted is based on a Black-Scholes pricing model with a weighted average volatility of 121.41%, a risk-free rate of return of 5.71%, a dividend yield of 0%, and exercise of options five years from date of grant. The actual value, if any, that an executive officer may realize will depend on the excess of the market price over the exercise price on the date the option is exercised so there is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes model, which is based on assumptions as to the variables of stock price to volatility, future dividend yield and interest rate. For an estimate of the impact of all stock option grants on Luminant's financial results using the Black-

    Scholes valuation method, see Note 12 in the Notes to Consolidated Financial Statements in the Luminant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(3) One-sixth of the options granted become exercisable six months after the date of grant and an additional one-sixth of the options granted become exercisable every following six months.

(4) Approximately 16,666 of the options granted become exercisable six months after the date of grant and approximately 16,666 of the options granted become exercisable every following six months. 150,000 of the options granted become exercisable on November 30, 2003.

(5) One-sixth of the options granted become exercisable six months after the date of grant and an additional one-sixth of the options granted become exercisable every following six months. 100,000 of the options granted become exercisable on November 30, 2003.

(6) 100% of options granted became excercisable on October 31, 2000, per a severance agreement entered into with Mr. Marmol. For details of this agreement, please refer to "Severance Agreements."

(7) Mr. Markel left Luminant's employment effective December 15, 2000. At such time, all of Mr. Markel's options which were then exercisable or which would have become exercisable within six months of such date, became immediately exercisable, for a 90 day period ending March 15, 2001.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END STOCK
                                 OPTION VALUES

    The following table sets forth for each of the named executive officers certain information concerning options exercised during the fiscal year ended December 31, 2000 and the number of shares subject to both exercisable and unexercisable stock options as of that date. The table also shows values for unexercised "in-the-money" options as of December 31, 2000.

                                                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                                  OPTIONS/SARS AT             OPTIONS/SARS AT
                                SHARES                           DECEMBER 31, 2000           DECEMBER 31, 2000
                               ACQUIRED          VALUE       EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
NAME                        ON EXERCISE (#)   REALIZED ($)            (#)(1)                      ($)(2)
----                        ---------------   ------------   -------------------------   -------------------------
James R. Corey............      --               --               2,000/21,460                   $0/$0
Richard M. Scruggs........      --               --              26,887/286,017              $6,862/$3,180
Thomas G. Bevivino........      --               --              23,416/266,399                  $0/$0
Michael E. Smith..........      --               --              11,833/282,797                  $0/$0
K. David Quackenbush......       3,000          $22,433(3)        8,320/276,813                  $0/$0
Guillermo G. Marmol.......      --               --                1,422,094/0                   $0/$0
Scott A. Williamson.......      --               --              13,832/278,789              $2,439/$3,310
Morris W. Markel..........      --               --                  6,660/0                     $0/$0

------------------------

(1) Includes both "in-the-money" and "out-of-the-money" options. "In-the-money" options are options with exercise prices below the market price of Luminant's common stock on December 31, 2000.

(2) Includes only "in-the-money" options as of December 31, 2000. Value is based on the closing price of Luminant's common stock on the Nasdaq National Market on December 31, 2000 ($0.813) minus the per-share exercise price, multiplied by the number of shares issuable upon exercise of the option.

(3) Based on the fair market value of Luminant's common stock as represented by the closing price of Luminant's common stock on the Nasdaq National Market on the exercise date, minus the per-share exercise price, multiplied by the number of shares acquired. The closing price of Luminant's common stock on September 5, 2000, the exercise date, was $8.563 per share.

LIMITATION OF LIABILITY; INDEMNIFICATION OF OFFICERS AND DIRECTORS

    As the Delaware General Corporation Law permits, we have included in our certificate of incorporation a provision to eliminate the personal liability of our directors for or with respect to any acts or omissions in the performance the director's duties as a director. In addition, our charter and bylaws provide that we must indemnify our officers and directors to the full extent permitted by the Delaware General Corporation Law subject to specific exceptions, including circumstances in which indemnification would be discretionary under applicable law. We are also required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified. At present, we are not aware of any pending or threatened litigation or proceeding involving any of our directors, officers, employees or agents in which we would be required or permitted to indemnify them. We believe that these charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

DIRECTOR COMPENSATION

    Directors who are also our employees do not receive additional compensation for serving as directors. Upon joining the Board of Directors, non-employee directors receive an option to purchase 9,000 shares of common stock under our long-term incentive plan at an exercise price equal to the market value per share of common stock on the date of grant. In addition, under our long-term incentive plan, each non-employee director is granted an annual option to purchase 6,000 shares at each annual meeting of our stockholders at which the director is re-elected or remains a director. Each of these options has an exercise price equal to the market value per share of common stock on the date of grant. A director who receives formula options can generally exercise them beginning six months after receipt, as to one-sixth of the shares and as to an additional one-sixth every following six months. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees of the Board of Directors, in their capacity as directors.

    Directors may also receive additional, discretionary option grants. The following table describes all option grants, including both formula grants and discretionary grants, made to our non-employee directors during the fiscal year ended December 31, 2000. With respect to each specific grant of options described below, (1) one-sixth of the options granted are exercisable beginning six months after the date of grant and an additional one-sixth of the options granted are exercisable every following six months, and (2) each of the options granted expires on the tenth anniversary of the applicable grant date.

                                                                                   NUMBER OF SHARES
                                                                                   OF COMMON STOCK
NAME                                            GRANT DATE   EXERCISE PRICE   UNDERLYING OPTIONS GRANTED
----                                            ----------   --------------   --------------------------
Randolph L. Austin............................    3/15/00    $18.375/share               6,000
                                                  7/05/00    $  8.50/share               1,320
                                                 11/30/00    $ .9375/share              50,000

Michael J. Dolan..............................    3/15/00    $18.375/share               6,000
                                                  7/05/00    $  8.50/share               1,320
                                                 11/30/00    $ .9375/share              50,000

Michael H. Jordan.............................    3/15/00    $18.375/share               6,000
                                                  7/05/00    $  8.50/share               1,320
                                                 11/30/00    $ .9375/share              50,000

Donald S. Perkins.............................    3/15/00    $18.375/share               6,000
                                                  7/05/00    $  8.50/share               1,320
                                                 11/30/00    $ .9375/share              50,000

George P. Stamas..............................    3/15/00    $18.375/share               6,000
                                                  7/05/00    $  8.50/share               1,320
                                                 11/30/00    $ .9375/share              50,000

    Mr. Dolan, who is Chairman and Chief Executive Officer of Young & Rubicam, has agreed to serve on our Board of Directors at the request of Young & Rubicam. Mr. Dolan has assigned to Young & Rubicam the net proceeds received by him in connection with any exercise of options we grant to him for serving on our Board of Directors and sale by him of the underlying shares.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee of Luminant's Board of Directors consists solely of five non-employee directors, of whom one is a non-voting member. The Compensation Committee is responsible for determining all compensation paid or awarded to Luminant's key executive officers for periods after Luminant became a public company. The following sections on Philosophy, Base Salary, Cash Bonus and Stock Options describe the framework, which have guided or will guide the Compensation Committee regarding decisions not covered by the executive officers' employment agreements.

    PHILOSOPHY. The Compensation Committee's goal is to recruit and retain an executive team of superior talent. To do so, the Committee attempts to offer competitive and fair compensation that rewards executives for exceptional performance and holds them accountable for Luminant's performance. Particular objective factors that the Committee believes are important in assessing performance include growth in the number of customers for Luminant's services; growth in revenue, earnings before interest expense, taxes, depreciation, and amortization; and earnings per share.

    In establishing appropriate levels for base salary, the Compensation Committee will consider the market for senior executives of public companies in businesses comparable to Luminant's, based on their own business experience. The Committee will also consider the particular officer's overall contributions to Luminant over the past year and since its inception. Annual performance bonuses are based on the Compensation Committee's evaluation of the executive's performance in achieving several specified annual goals. Option grants are designed to reward an executive officer for his overall contribution to Luminant and to serve as an incentive to achieve Luminant's goal of increasing shareholder value.

    Executive officers' compensation consists primarily of three components:
(i) base salary, (ii) cash bonus, and (iii) stock options.

    BASE SALARY. The Committee will establish base salaries after considering a variety of factors that determine an executive's value to Luminant, including the individual's knowledge, experience, and accomplishments and the level of responsibility assumed. The Committee also will set base salaries at levels it considers necessary to retain key employees.

    CASH BONUS. The Committee will determine the cash bonus of the executive officers on an annual basis. Cash bonuses are based on many factors which include, but are not limited to, the Committee's overall qualitative evaluation of the performance and accomplishments of each executive officer for the year, the company's performance, cash requirements, market conditions, economic factors, service capacity, expected growth, and financial performance.

    STOCK OPTIONS. The Committee believes achievement of Luminant's goals may be fostered by a stock option program that is tailored to employees who significantly enhance Luminant's value. Accordingly, during the fiscal year ended December 31, 2000, the Committee or the Board granted employees options to purchase 9,202,712 shares of Common Stock. Named executive officers received options with respect to 1,360,485 shares of Common Stock.

    CHIEF EXECUTIVE OFFICER'S COMPENSATION. Mr. James R. Corey is one of Luminant's largest stockholders. His financial well being is therefore directly tied to Luminant's performance as reflected in the price per share of Common Stock. For his services as Luminant's Chief Executive Officer, the Committee, in 2000, increased Mr. Corey's base salary from $275,000 to $300,000 and granted him options to purchase 23,460 shares of the Company's common stock. In doing so, it considered the successful completion of Luminant's restructuring plan and the continuing progress in developing new opportunities for Luminant with existing and prospective clients.

    Mr. Guillermo Marmol, who ceased to be the Chief Executive Officer as of September 26, 2000, received severance and acceleration of option exercisability on an agreed basis in accordance with his pre-existing employment agreement.

    COMPENSATION DEDUCTION LIMIT. The Securities and Exchange Commission requires that this report comment on Luminant's policy with respect to a special rule under the tax laws, section 162(m) of the Internal Revenue Code. That section limits, with exceptions described below, the compensation that a corporation can deduct for payments to a chief executive officer and the four other most highly compensated executive officers to $1 million per officer per year. A company can deduct compensation (including from exercising options) in excess of $1 million if it pays the compensation under a plan that its shareholders approve and that is performance-related. Option exercises are typically deductible under such a plan if granted with exercise prices at or above the market price when granted or if grandfathered because granted before the public offering. The Committee's policy with respect to the compensation deduction limit is to make every reasonable effort to ensure that compensation likely to be received by a senior executive is deductible under section 162(m), while at the same time giving Company executives incentives to stay with and enhance Luminant's value. The Committee believes, however, that compensation exceeding the $1 million deduction limit should not be ruled out where such compensation is justified based on the executive's value to Luminant and its shareholders. The Committee believes that no executive compensation expenses paid in 2000 will be non-deductible under section 162(m).

    This Report should not be considered incorporated by reference in any document previously or subsequently filed with the Securities and Exchange Commission that incorporates by reference all or any portion of this Annual Report, unless the report is specifically incorporated by reference.

                Randolph L. Austin

                Michael J. Dolan

                Michael H. Jordan

                Donald S. Perkins

                George P. Stamas

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the year ended December 31, 2000, the Compensation Committee of the Board of Directors consisted of Messrs. Austin, Dolan, Jordan, Perkins and Stamas. None of these members of the Compensation Committee has ever been an officer or employee of Luminant. No interlocking relationship exists or has existed between any of these members of the Compensation Committee or any other member of our Board of Directors and any members of the board of directors or compensation committee of any other company.

    George P. Stamas, a director of Luminant, and a member of the Compensation Committee and the Audit Committee, serves as a Vice Chair of Deutsche Banc Alex. Brown, an investment bank that provides administrative and consulting services to Luminant.

STOCK PERFORMANCE

    The following graph compares total stockholder return on our common stock with the cumulative total return of the Nasdaq Market Index and the cumulative return of the peer group described in footnote (1) below for the period from September 16, 1999, the date that Luminant's common stock began trading on the Nasdaq National Market following our initial public offering, through December 31, 2000, the end of our most recent fiscal year. The graph plots the growth in value of an initial $100 investment over the indicated time period, assuming the reinvestment of dividends.

                        COMPARE CUMULATIVE TOTAL RETURN
                     AMONG LUMINANT WORLDWIDE CORPORATION,
                  NASDAQ MARKET INDEX AND PEER GROUP INDEX(1)

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

          LUMINANT WORLD WIDE CORPORATION  NASDAQ MARKET INDEX  PEER GROUP INDEX
9/16/99                            100.00               100.00            100.00
9/30/99                            116.59               100.00            104.89
12/31/99                           172.51               147.69            229.35
3/31/00                             63.03               168.04            158.48
6/30/00                             33.89               144.54            119.97
9/29/00                             11.26               133.38             68.93
12/29/00                             3.08                89.63             17.24

(1) The peer group is composed of the following companies that we compete with on a worldwide basis in the internet professional services industry: Braun Consulting, Inc., Cambridge Technology Partners, iXL Enterprises, Inc., Marchfirst, Inc., Proxicom, Inc., Razorfish, Inc., Sapient Corp., Scient Corp., U.S. Interactive, Inc., and Viant Corp.

    NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF OUR PREVIOUS OR FUTURE FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT MIGHT INCORPORATE THIS ANNUAL REPORT OR FUTURE FILINGS MADE BY THE COMPANY UNDER THOSE STATUTES, THE COMPENSATION COMMITTEE REPORT AND THE STOCK PERFORMANCE GRAPH ARE NOT DEEMED FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND SHALL NOT BE DEEMED INCORPORATED BY REFERENCE INTO ANY OF THOSE PRIOR FILINGS OR INTO ANY FUTURE FILINGS MADE BY US UNDER THOSE STATUTES.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The table below shows the number and percentage of outstanding shares of our common stock beneficially owned as of April 10, 2001 by:

    - all persons known by us to own beneficially more than 5% of Luminant's common stock;

    - each director, director nominee and named executive officer; and

    - all directors, director nominees and executive officers as a group.

                                                               NUMBER OF
                                                               SHARES OF         PERCENT OF
                                                              BENEFICIALLY      COMMON STOCK
NAME OF BENEFICIAL OWNER (1)                                   OWNED (2)         (%)(2)(3)
----------------------------                                  ------------      ------------
Young & Rubicam.............................................   7,385,393(4)        26.50%
James R. Corey GRAT dated July 9, 1999......................   1,492,283(5)         5.36%
Randolph L. Austin..........................................      15,552(6)            *
Thomas G. Bevivino..........................................      56,851(7)            *
James R. Corey..............................................   3,092,703(8)         9.99%
Michael J. Dolan............................................      21,052(9)            *
Michael H. Jordan...........................................     132,733(10)           *
Guillermo G. Marmol.........................................   1,422,094(11)        4.86%
Donald S. Perkins...........................................      64,828(12)           *
K. David Quackenbush........................................      55,374(13)           *
Richard M. Scruggs..........................................     940,118(14)        3.37%
Michael E. Smith............................................      77,404(15)           *
George P. Stamas............................................      27,552(16)           *
Michael R. Alsup............................................   1,432,917(17)        5.14%
Scott A. Williamson.........................................     145,599(18)           *
Morris W. Markel............................................     527,691(19)        1.89%
All directors and executive officers as a group (10
  persons)..................................................   4,484,167(20)       15.63%

------------------------

An asterisk (*) indicates ownership of less than one percent (1%) of the outstanding common stock.

 (1) Unless otherwise indicated, the address for our 5% or greater stockholders is c/o Luminant Worldwide Corporation, 13737 Noel Road, Suite 1400, Dallas, Texas 75240-7367.

 (2) We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In determining the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after April 10, 2001. We do not consider these shares outstanding in computing the percentage ownership of any other person, however. To our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as otherwise indicated below.

 (3) The percentage of beneficial ownership for each stockholder is based on 27,865,288 shares of common stock outstanding as of April 10, 2001.

 (4) Such information as to beneficial ownership is derived from a Report on
     Schedule 13G filed by Young & Rubicam, Inc. on February 14, 2000. Includes 875,248 shares of non-voting common stock and 1,800,000 shares of common stock subject to a currently exercisable option. Young & Rubicam, Inc. maintains its principal business address at 285 Madison Avenue, New York, New York 10017.

 (5) Such information as to beneficial ownership is derived from a Report on
     Schedule 13D/A filed on December 13, 2000. The James R. Corey GRAT dated July 9, 1999 (the "GRAT") may be entitled to additional contingent consideration under the terms of the acquisition agreement by which we acquired Potomac Partners Management Consultants LLC in September 1999. The number of shares of common stock that could be issued as payment of additional contingent consideration are not now determinable and no assumptions regarding those issuances have been included in the table above. James R. Corey, our President and Chief Executive Officer, is trustee of the GRAT.

 (6) Includes 15,052 shares underlying options as to which Mr. Austin has the right to acquire beneficial ownership within 60 days after April 10, 2001. Also includes 500 shares owned by I-Hatch LLC. Mr. Austin is a managing principal and has one-third ownership of I-Hatch LLC, and therefore may be deemed to be a beneficial owner of the shares held by I-Hatch LLC.

 (7) Includes 55,051 shares underlying options as to which Mr. Bevivino has the right to acquire beneficial ownership within 60 days after April 10, 2001. Also includes 800 shares owned by Vincente V. Bevivino, Mr. Bevivino's son. Mr. Bevivino may be deemed a beneficial owner of the shares owned by his son.

 (8) Such information as to beneficial ownership is derived from a Report on
     Schedule 13D/A filed on December 13, 2000. Includes 1,492,283 shares of common stock held by the Corey GRAT, which Mr. Corey may be deemed to beneficially own by virtue of his position as trustee of the GRAT.
     Mr. Corey may be entitled to additional contingent consideration under the terms of the acquisition agreement by which we acquired Potomac Partners Management Consultants LLC, of which Mr. Corey was a member, in September 1999. The number of shares of common stock that could be issued as payment of additional contingent consideration are not now determinable and no assumptions regarding those issuances have been included in the table above. Includes 5,910 shares underlying options as to which Mr. Corey has the right to acquire beneficial ownership within 60 days after April 10, 2001. On September 21, 2000, Mr. Corey acquired from the Company debentures immediately convertible into 800,000 shares of Company common stock and warrants immediately exercisable for 183,150 shares of Company common stock. Among other terms applicable to these securities, Mr. Corey cannot exercise or convert these debentures or warrants to the extent Mr. Corey and his affiliates would, as a result of the exercise or conversion, own more than 9.999% of the then-outstanding shares of our common stock. Mr. Corey may waive this restriction, but only upon not less than 61 days prior notice to us. As a result, the number of shares of common stock shown in the table above as beneficially owned by Mr. Corey only includes the number of shares of common stock underlying these convertible debentures and warrants that would not cause his beneficial ownership of our common stock to exceed 9.999% of the total number of shares of our common stock outstanding on April 10, 2001. As such, the number of shares of our common stock shown in the table above as beneficially owned excludes 496,327 shares underlying convertible debentures and warrants that Mr. Corey has the right to acquire subject to the 9.999% restriction.

 (9) Includes 15,052 shares underlying options as to which Mr. Dolan has the right to acquire beneficial ownership within 60 days after April 10, 2001. Does not include any shares beneficially owned by Young & Rubicam, Inc., of which Mr. Dolan is Chairman and Chief Executive Officer. Mr Dolan has assigned to Young & Rubicam the net proceeds received by him in connection with any exercise of options we grant to him for serving on our Board and sale by him of the underlying shares.

 (10) Includes 75,053 shares underlying options as to which Mr. Jordan has the right to acquire beneficial ownership within 60 days after April 10, 2001. Does not include any shares beneficially owned by Young & Rubicam, Inc., of which Mr. Jordan is a director.

 (11) Since Mr. Marmol is no longer employed with the Company, the information presented is based solely on the Company's information and belief as to Mr. Marmol's beneficial ownership. Includes 1,422,094 shares underlying options as to which Mr. Marmol has the right to acquire beneficial ownership within 60 days after April 10, 2001.

 (12) Includes 15,052 shares underlying options as to which Mr. Perkins has the right to acquire beneficial ownership within 60 days after April 10, 2001. Mr. Perkins may be entitled to additional contingent consideration under the terms of the acquisition agreement by which we acquired Potomac Partners Management Consultants LLC, of which Mr. Perkins was a member, in September 1999. The number of shares of common stock that could be issued as payment of additional contingent consideration are not now determinable and no assumptions regarding those issuances have been included in the table above.

 (13) Includes 30,938 shares underlying options as to which Mr. Quackenbush has the right to acquire beneficial ownership within 60 days after April 10, 2001.

 (14) Includes 54,309 shares underlying options as to which Mr. Scruggs has the right to acquire beneficial ownership within 60 days after April 10, 2001. Includes 639,109 shares held jointly with Mr. Scruggs' spouse, Cynthia K. Scruggs, 30,000 shares held by Cynthia K. Scruggs, 10,000 shares held by the Julia Katerina Scruggs 1999 GST Trust, of which Mr. Scruggs' daughter, Julia Katerina Scruggs, is the sole beneficiary and Mr. Scruggs' brother, David Scruggs, is the sole trustee, 10,000 shares held by the Heather Christine Scruggs 1999 GST Trust, of which Mr. Scruggs' daughter, Heather Christine Scruggs, is the sole beneficiary and Mr. Scruggs' brother, David Scruggs, is the sole trustee, 600 shares held by Mr. Scruggs as custodian for his daughter under the Uniform Gifts to Minors Act, and 150,000 shares held by RSCS Holdings LTD. Mr. Scruggs is the sole member of RS Resources LLC, which is a general partner of RSCS Holdings LTD, and therefore
      Mr. Scruggs may be deemed a beneficial owner of the shares held by RSCS Holdings LTD. Mr. Scruggs disclaims beneficial ownership of the securities described in the next preceding sentence, and this disclosure should not be deemed an admission that Mr. Scruggs is the beneficial owner of such securities for any purpose.

 (15) Includes 35,937 shares underlying options as to which Mr. Smith has the right to acquire beneficial ownership within 60 days after April 10, 2001.

 (16) Includes 27,552 shares as to which Mr. Stamas has the right to acquire beneficial ownership within 60 days after April 10, 2001.

 (17) Based on information set forth in a Report on Schedule 13G filed on October 20, 2000. Includes 122,910 shares held by the 1996 Alsup Issue Trusts, which Mr. Alsup has the option to acquire. Includes 4,734 shares underlying options as to which Mr. Alsup has the right to acquire beneficial ownership within 60 days after April 10, 2001.

 (18) Includes 38,752 shares underlying options as to which Mr. Williamson has the right to acquire beneficial ownership within 60 days after April 10, 2001.

 (19) Since Mr. Markel is no longer employed with the Company, the information presented is based solely on the Company's information and belief as to Mr. Markel's beneficial ownership. Includes 25,477 shares held by the Joseph H. Markel Charitable Trust DTD, of which Mr. Markel is a trustee.

 (20) See footnotes 6-17.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

OUR FORMATION

ACQUISITION OF THE EIGHT COMPANIES

    Simultaneously with the closing of our initial public offering, we acquired by merger all of the issued and outstanding stock and interests of eight companies, except that we accomplished the acquisition of Brand Dialogue-New York by an asset purchase (we refer to these companies in this Annual Report as the "eight companies"). In addition to the consideration paid at the closing of the acquisitions, the owners of the eight companies received the right to earn contingent payments as described below. The consideration paid for the eight companies was determined through arm's-length negotiations between Luminant Worldwide Corporation and the representatives of the eight companies. In determining how much consideration to pay for the eight companies, we considered, among other factors, the historical operating results, the net worth, the liabilities and indebtedness and the future prospects of each of the eight companies. Independent counsel represented each of the eight companies in the negotiation of the terms and conditions by which they were acquired.

    In March 2000, we issued approximately $47.2 million in contingent consideration to the former owners of five of the eight companies as a result of the operations of the individual companies during the period from July 1, 1999 through December 31, 1999, including approximately $0.06 million in cash and 1,661,392 shares of common stock. Except as set forth in the next paragraph, we owe no additional contingent consideration to the former owners of the eight companies under the terms of the acquisition agreements by which we acquired the eight companies.

    Certain former owners of one of the eight companies, Potomac Partners Management Consulting, LLC, are still eligible to receive additional contingent consideration through June 30, 2002, based upon the amount of certain types of revenues we receive from a particular client. During the period from July 1, 1999 through December 31, 1999, the amount earned by these former owners resulting from the aforementioned revenues totaled approximately $170,000. On May 10, 2000, we issued an aggregate of 14,645 shares in payment of this contingent consideration. During the period from January 1, 2000 through December 31, 2000, the amount of contingent consideration earned by these former owners totaled approximately $3.3 million, payable no later than thirty days after completion of our audit for the fiscal year 2000. We currently intend to pay all of the contingent consideration earned during the aforementioned period in shares of Luminant common stock. The number of shares to be issued will be determined based on the average trading price of our common stock during the thirty-day period preceding issuance of the shares.

    James R. Corey, our President and Chief Executive Officer and a director, was a Managing Director and an owner of Potomac Partners. In addition to the consideration paid to Mr. Corey at the closing of the acquisitions, he received the right to receive contingent consideration as described above. In
March 2000, Mr. Corey and one of his affiliates received an aggregate of 286,979 shares, valued at $8,140,639, as contingent consideration based on the financial performance of Potomac Partners from July 1, 1999 through December 31, 1999. In May 2000, Mr. Corey and one of his affiliates received an aggregate of 6,835 shares, valued at $79,414, as contingent consideration based on revenues received by us from a particular client during the period from July 1, 1999 through December 31, 1999. The contingent consideration Mr. Corey and this affiliate will earn in connection with the contingent consideration based on the revenues we received from this client during the period from January 1, 2000 through December 31, 2000 has not yet been determined. This contingent consideration is payable no later than thirty days after completion of our audit for the fiscal year 2000. Under the terms of the acquisition agreement by which we acquired Potomac Partners, Mr. Corey was also appointed to our board of directors and received registration rights with respect to the shares of common stock he received in exchange for his interest in Potomac Partners.

    Donald S. Perkins, one of our directors, was also an owner of Potomac Partners. In addition to the consideration paid to Mr. Perkins at the closing of the acquisitions, he received the right to receive contingent consideration, as described above. In March 2000, Mr. Perkins received 2,829 shares, valued at $80,249, as contingent consideration based on the financial performance of Potomac Partners from July 1, 1999 through December 31, 1999. In May 2000,
Mr. Perkins received 67 shares, valued at $783, as contingent consideration based on revenues received by us from a particular client during the period from July 1, 1999 through December 31, 1999. The contingent consideration
Mr. Perkins will earn in connection with the contingent consideration based on the revenues we received from this client during the period from January 1, 2000 through December 31, 2000 has not yet been determined. This contingent consideration is payable no later than thirty days after completion of our audit for the fiscal year 2000. Under the terms of the acquisition agreement by which we acquired Potomac Partners, Mr. Perkins received registration rights with respect to the shares of common stock he received in exchange for his interest in Potomac Partners. In November 2000, we registered 19,776 shares of common stock for Mr. Perkins under the Securities Act of 1933, as amended, pursuant to this agreement.

    Richard M. Scruggs, our Vice Chairman, Executive Vice President of Corporate Development and a director, was President, Chief Executive Officer and Chairman of the Board and an owner of Align

Solutions Corp., one of the eight companies we acquired simultaneously with our initial public offering. In March 2000, Mr. Scruggs received 12,426 shares, valued at $352,483, as contingent consideration based on the financial performance of Align from July 1, 1999 through December 31, 1999. Under the terms of the acquisition agreement by which we acquired Align, Mr. Scruggs was also appointed to our board of directors and received registration rights with respect to the shares of common stock he received in exchange for his interest in Align. In November 2000, we registered 639,109 shares of common stock for Mr. Scruggs under the Securities Act of 1933, as amended, pursuant to this agreement.

    Under the terms of the acquisition agreements by which we acquired the eight companies, the former owners of the eight companies, including Messrs. Corey, Scruggs, and Perkins, have the right to cause us to register under the Securities Act of 1933 any shares of Luminant common stock which they received pursuant to the acquisition agreements, whenever we propose to register under the Securities Act of 1933 any shares of common stock for our own or another's account in a public offering, other than:

    - any shelf registration of shares of common stock to be used as consideration for acquisitions of additional businesses;

    - registrations relating to employee benefits plans; and

    - registrations relating to rights offerings made to our stockholders.

    We have agreed to pay all costs of this registration (other than underwriting discounts) and to keep the registration effective for at least 120 days, or whatever shorter period may be required to sell the registered shares.

YOUNG & RUBICAM, INC.

    Simultaneously with the closing of our initial public offering, we acquired assets of Brand Dialogue-New York, a division of Young & Rubicam, Inc. In
March 2000, Young & Rubicam received 558,032 shares of common stock as contingent consideration based on the financial performance of Brand Dialogue-New York from July 1, 1999 through December 31, 1999.

    As of April 10, 2001, Young & Rubicam beneficially owned approximately 26.50% of our outstanding common stock. Michael J. Dolan became a director of Luminant upon the closing of our initial public offering under the terms of our acquisition agreement with Young & Rubicam. Mr. Dolan is Chairman and Chief Executive Officer of Young & Rubicam.

    Upon the closing of our initial public offering we entered into a Transition Services Agreement with Young & Rubicam under which Young & Rubicam granted us a license to use, for a term not to exceed 12 months, office space used by Brand Dialogue-New York prior to our initial public offering. Young & Rubicam also provided us with specified services including accounting and administrative services in connection with our use of this space. Effective April 2001, the Transition Services Agreement was terminated. Fees paid to Young & Rubicam for the leased space and the provision of specified services in 2000 were $613,307.

OTHER TRANSACTIONS

    We have entered into employment agreements with each of Messrs. Corey, Bevivino, Scruggs, Smith and Quackenbush. For the details of these agreements, please refer to "Employment Agreements."

    Mr. Alsup, a greater than 5% shareholder, is employed by Luminant. During 2000, he was paid $171,400 and was granted options to purchase 9,823 shares of common stock. Mr. Alsup currently earns an annual salary of $157,000 and is eligible for participation in the Luminant bonus program.

    In October 2000 we entered into a severance agreement with Mr. Marmol. For details of this agreement, please refer to "Severance Agreement."

    George P. Stamas, a director of Luminant, and a member of the Compensation Committee, serves as a Vice Chair of Deutsche Banc Alex. Brown, an investment bank that provides administrative and consulting services to Luminant.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       LUMINANT WORLDWIDE CORPORATION
                                                       (Registrant)

April 30, 2001                                         By:              /s/ JAMES R. COREY
                                                            -----------------------------------------
                                                                          James R. Corey
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER