Form 10-Q
period 2001-03-31
LUMINANT WORLDWIDE CORP
filed 2001-05-14
CIK 1087322

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For quarterly period ended March 31, 2001 Commission File Number 000-26977


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


     Number of shares of common stock (including non-voting common stock) outstanding at May 8, 2001: 27,959,584

                                TABLE OF CONTENTS

                                                                            PAGE NO.
                                                                            --------

PART I - FINANCIAL INFORMATION                                                 3

    Item 1. Financial Statements                                               3

        Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
           December 31, 2000                                                   3

        Consolidated Statements of Operations for the three months ended
           March 31, 2001 and 2000 (unaudited)                                 5

        Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 2001 and 2000 (unaudited)                     6

        Notes to the Consolidated Financial Statements                         8

    Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    10

    Item 3. Quantitative and Qualitative Disclosure about Market Risk         17

PART II - OTHER INFORMATION                                                   17

    Item 1. Legal Proceedings                                                 17

    Item 2. Changes in Securities and Use of Proceeds                         17

    Item 3. Defaults Upon Senior Securities                                   17

    Item 4. Submission of Matters to a Vote of Security Holders               18

    Item 5. Other Information                                                 18

    Item 6. Exhibits and Reports on Form 8-K                                  18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                             March 31,   December 31,
                                                                               2001         2000
                                                                               ----         ----
                                                                           (unaudited)
                                     ASSETS
Current Assets:
      Cash and cash equivalents                                             $   2,853    $   7,794
      Cash pledged as security for line of credit                               7,500        7,500
      Accounts receivable (net of allowance of $11,018 and $11,813, at
         March 31, 2001 and December 31, 2000, respectively)                   16,994       20,297
      Unbilled revenues                                                         1,504        2,017
      Related party, employee and other receivable (net of allowance of $1,516 and $1,988, at March 31, 2001 and December 31, 2000,
      respectively)                                                             1,339        6,209
      Prepaid expenses and other assets                                           777          239
                                                                            ---------    ---------

              Total current assets                                             30,967       44,056
Property and equipment (net of accumulated depreciation of $7,374 and
       $5,910 at March 31, 2001 and December 31, 2000, respectively)           13,621       13,815
Other assets:
       Goodwill and other intangibles (net of accumulated amortization of
           $91,931 and $75,834 at March 31, 2001 and December 31, 2000,
           respectively)                                                       89,303      103,607
        Other assets                                                            1,235        1,287
                                                                            ---------    ---------

              Total assets                                                  $ 135,126    $ 162,765
                                                                            =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable (including cash overdraft of $193 and $1,774
             at March 31, 2001 and December 31, 2000, respectively)         $   8,992    $  17,617
         Customer deposits                                                        843        1,262
         Accrued and other liabilities                                         12,968       15,712
         Contingent consideration                                               4,293        3,292
         Line of credit                                                         6,842        7,177
         6% convertible debentures                                             14,018       13,716
         Current maturities of long-term debt                                     793          803
                                                                            ---------    ---------

                 Total current liabilities                                     48,749       59,579

Long-term liabilities:
          Long-term debt, net of current maturities                             2,267        2,313
          Other long-term liabilities                                             309          309
                                                                            ---------    ---------
                  Total long-term liabilities                                   2,576        2,622
                                                                            ---------    ---------

                  Total liabilities                                            51,325       62,201

Commitments and contingencies

Stockholders' equity:
     Common stock: $0.01 par value, 100,000,000 shares authorized,
         27,469,936 and 27,837,900 shares outstanding at December 31,
         2000 and March 31, 2001, respectively                                    278          275
     Additional paid-in capital                                               450,670      450,203
     Retained deficit                                                        (367,147)    (349,914)
                                                                            ---------    ---------

                   Total stockholders' equity                                  83,801      100,564
                                                                            ---------    ---------

                   Total liabilities and stockholders' equity               $ 135,126    $ 162,765
                                                                            =========    =========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts; Unaudited)


                                                              Three Months
                                                             Ended March 31,
                                                             ---------------
                                                           2001          2000
                                                           ----          ----
Revenue                                                  $ 23,897      $ 33,605
Cost of service                                            14,213        17,855
                                                         --------      --------

Gross margins                                               9,684        15,750
Selling, general and administrative expenses               10,424        13,970
Equity-based compensation expense                             188           748
Goodwill and other intangibles amortization                15,305        30,779
                                                         --------      --------

Loss from operations                                      (16,233)      (29,747)
Interest income (expense), net                             (1,001)          101
Other expense, net                                              1            --
                                                         --------      --------

Loss before provision for income taxes                    (17,233)      (29,646)
Provision for income taxes                                     --            --
                                                         --------      --------

Net loss                                                 $(17,233)     $(29,646)
                                                         --------      --------

Net loss per share:
      Basic and diluted                                  $  (0.63)     $  (1.19)

      Weighted average shares outstanding                  27,500        24,963



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; Unaudited)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                                2001        2000
                                                                                ----        ----
Net loss                                                                      $(17,233)   $(29,646)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
       Depreciation and amortization                                            16,769      31,591
       Amortization of debt issue costs                                            120          --
       Accretion of original issue discount                                        302          --
       Non-cash interest expense                                                    --          81
       Equity related compensation expense                                         188         748
       Bad debt provisions                                                      (1,267)        425
       Expenses related to warrants issued to a customer                             1          42
       Loss on disposition of assets                                                --           1
Changes in assets and liabilities, excluding effects of acquisitions:
       Decrease (increase) in accounts receivable                                4,098      (4,619)
       Decrease (increase) in unbilled revenues                                    513        (178)
       Decrease (increase) in related party and other receivables                5,342      (4,985)
       (Increase) decrease in prepaid expenses and other current assets           (538)        873
       Increase in other non-current assets                                        (68)        (31)
       Decrease in accounts payable                                             (8,625)     (6,636)
       Decrease in customer deposits                                              (419)     (1,594)
       Decrease in accrued liabilities                                          (2,473)       (588)
                                                                              --------    --------

              Net cash used in operating activities                             (3,290)    (14,516)

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                                     (1,270)     (5,379)
       Payments for acquisitions accounted for as purchases                         --        (176)
                                                                              --------    --------

              Net cash used in investing activities                             (1,270)     (5,555)

CASH FLOWS FROM FINANCING ACTIVITIES
       Repayments of notes payable                                                (335)       (640)
       Repayments of long-term debt                                                (56)       (624)
       Proceeds from issuance of common stock:
           Options exercised                                                        10         263
                                                                              --------    --------

             Net cash used in financing activities                                (381)     (1,001)
                                                                              --------    --------


NET DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH PLEDGED AS
SECURITY FOR LINE OF CREDIT
                                                                                (4,941)    (21,072)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD, INCLUDING CASH PLEDGED AS
SECURITY FOR LINE OF CREDIT                                                     15,294      30,508

CASH AND CASH EQUIVALENTS, INCLUDING CASH PLEDGED AS SECURITY FOR LINE OF
CREDIT, AT END OF PERIOD                                                      $ 10,353    $  9,436
                                                                              ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for interest                               $    357    $     93
       Cash paid during the period for taxes                                  $     --    $     --

NONCASH INVESTING AND FINANCING ACTIVITY:
       Extinguishment of contingent consideration through issuance of common stock, including distribution to Accounting
         Acquirer                                                             $     --    $ 47,184
       Dividend to Accounting Acquirer                                        $     --    $ (2,178)
       Additional contingent consideration payable to former owners           $     --    $    170
       Extinguishment of liability through issuance of common stock           $    272    $     --



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                 LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

     Luminant Worldwide Corporation ("Luminant" or the "Company"), a Delaware Corporation, was founded in August 1998 to create a leading single-source Internet service company that provides electronic commerce professional services to Global 1000 companies, Internet based companies and other organizations. Prior to September 1999, it did not conduct any material operations. On September 21, 1999, it completed its initial public offering of common stock and concurrently acquired seven operating businesses and the assets of Brand Dialogue-New York (the "Acquired Businesses").

     Operating results for interim periods are not necessarily indicative of the results for full years. You should read these condensed consolidated financial statements together with the audited financial statements of the Company as of and for the year ended December 31, 2000, and the notes thereto, which are included on the Company's 2000 Form 10-K.

2. COMPREHENSIVE INCOME (LOSS)

     The Company follows the Financial Accounting Standards Board Statement No. 130 - Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for the three months ended March 31, 2000 and 2001; therefore, comprehensive income (loss) is the same as net income (loss) for both periods.

3. SIGNIFICANT ACCOUNTING POLICIES

     The Company has not added to or changed its accounting policies significantly, since December 31, 2000. For a description of these policies, see
Note 3 of the notes to the audited consolidated financial statements included on the Company's 2000 Form 10-K.


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

     The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating net income
(loss) per share:


                                                                 Three Months Ended
                                                                     March 31,
                                                                     ---------
                                                                   2001      2000
                                                                   ----      ----
Number of shares issued:
     To Align's owners                                             4,678    4,678
     To owners of the Acquired Businesses other than Align        11,924   11,924
     To the initial stockholders and certain management
         personnel of Luminant                                     1,832    1,832
     In the IPO, together with Young & Rubicam's direct
         purchase of shares                                        5,500    5,500
     In the exercise of the underwriters' over-allotment option      279      279
     In contingent consideration to the former shareholders of
         the Acquired Businesses                                   1,676      314
     Exercise of options granted to former option holders of
         Acquired Businesses on employee incentives                  691      436
     To owners of NYCP                                               624       --
     Through the employee stock purchase plan                        286       --
     To 6% convertible debenture holders                               7       --
     Other shares                                                      3       --
                                                                  ------   ------

     Number of shares used in calculating basic and diluted net
         loss per share                                           27,500   24,963
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


6. AGREEMENT WITH UNITED AIR LINES, INC.

     In September 1999, the Company entered into an agreement with United Air Lines, Inc. ("United") under which the Company has agreed to provide electronic commerce strategy, business planning, and design services to United until June 30, 2004; however, United has no obligation to purchase any services. Under this agreement, the Company has issued to United a warrant to purchase up to 300,000 shares of Luminant common stock at an exercise price of $18.00 per share, the initial public offering price. Under the warrant, United has the immediate right to purchase 50,000 shares of common stock. Over the five-year term of the agreement, United will have the right to purchase 5,000 shares of the 250,000 remaining available shares under the warrant for every $1 million of revenues the Company receives from United up to

$50 million of revenue. Selling, general, and administrative expenses for the three months ended March 31, 2000 and 2001 include charges of $42,000 and $1,000, respectively, related to the estimated fair market value of shares underlying the portion of this warrant earned during these periods.


7. SEGMENT REPORTING

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. During the three months ended March 31, 2001, the Company operated as one segment and all operations and long-lived assets were in the United States.


8. MATERIAL DEVELOPMENTS

Amendment to Credit and Security Agreement

     In March 2001, Wells Fargo and Luminant entered into the Third Amendment to the Credit and Security Agreement, which waived all prior covenant violations and amended and modified those covenants. Among other terms, the Third Amendment replaced certain existing financial covenants with the requirements that (1) the Company maintains certain fixed charge coverage as specified therein, and (2) the Company does not incur more than $4.5 million in capital expenditures during the year ended December 31, 2001. The terms of the Third Amendment also prohibit the Company from, or permitting any controlled affiliates from consolidating or merging with or into any other person or acquiring all or substantially all of the assets of another person. Management of the Company believes that it can maintain compliance with the revised covenants through March 2002.


9.       RESTRUCTURING CHARGE

     During the third and fourth quarters of 2000, Luminant recorded restructuring charges for severance and for cancellation or negotiated reductions of certain facility leases, cancellation of contracts for services that are not critical to the Company's core business strategy, and other related restructuring charges. These restructuring charges were to align Luminant's cost structure with the changing market conditions, decreased demand for Luminant's services and to create a more efficient organization. The plan resulted in headcount reductions of approximately 250 employees. Many of the positions that were eliminated related to planned office closures in Reston, Virginia, and Denver, Colorado, as well as office reductions in New York, New York, Seattle, Washington, and Washington, D.C.

     Total cash outlay for the restructuring charges was approximately $4.7 million in 2000. Of the remaining $3.0 million of restructuring charges, $650,000 was paid in during the first quarter of 2001. The remaining amounts will be paid throughout 2001 and primarily relate to severance payments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with (1) the historical financial statements and related notes contained elsewhere in this Form 10-Q, and (2) the historical financial statements and related notes and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2000.

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

     Our customers generally retain us on a project-by-project basis. We typically do not have material contracts that commit a customer to use our services on a long-term basis. Revenues are recognized for time and materials arrangements as services are performed and for fixed fee arrangements using the percentage-of-completion method. Our use of the percentage of completion method of revenue recognition requires management to estimate the degree of completion of each project. To the extent these estimates prove to be inaccurate, the revenues and gross profits reported for periods during which work on the project is ongoing may not accurately reflect the actual financial results of the project. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize these provisions in the period in which the losses are determined.

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


RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues of certain items included in our consolidated statement of operations:

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                               2001       2000
                                                               ----       ----
Revenue                                                         100%       100%
Cost of service                                                  59%        53%
                                                               ----       ----

Gross margins                                                    41%        47%
Selling, general and administrative expenses                     44%        42%
Equity-related and non-cash compensation expense                  1%         2%
Intangibles amortization                                         64%        92%
                                                               ----       ----

Loss from operations                                            (68%)      (89%)
Interest income (expense), net                                   (4%)        1%
Other expense, net                                               --         --
                                                               ----       ----

Loss before provision for income taxes                          (72%)      (88%)
Provision for income taxes                                       --         --
                                                               ----       ----

Net loss                                                        (72%)      (88%)
                                                               ====       ====


REVENUES

     For the three-month period ended March 31, 2001, revenues decreased $9.7 million, or 29%, to $23.9 million from $33.6 million for the three-month period ended March 31, 2000. This decrease is attributable to a general economic slowdown resulting in an extension in the sales cycle for many of our customers and delays in the use of our services by Global 1000 companies. In addition, revenues decreased as a result of increased competition from traditional management consulting companies.

COST OF SERVICES

     Cost of services consists primarily of salaries, associated employee benefits and incentive compensation for personnel directly assigned to client projects. Total cost of services decreased $3.6 million, or 20%, to $14.2 million for the three-month period ended March 31, 2001 from $17.8 million for the three-month period ended March 31, 2000. These decreases were due primarily to a decrease in billable professionals. Total billable professionals decreased by 233 persons from 722 billable professionals at March 31, 2000 to 489 billable professionals at March 31, 2001. This decrease in billable professionals was primarily the result of the restructuring actions taken in the third and fourth quarters of the year ended December 31, 2000.

GROSS MARGINS

     Gross margin decreased $6.1 million, or 39%, to $9.7 million for the three-month period ended March 31, 2001, from $15.8 million for the three-month period ended March 31, 2000. As a percentage of revenue, gross margin declined from 47% to 41% for the three-month periods ended March 31, 2000, and March 31, 2001, respectively. The percentage decrease primarily resulted from a revenue growth slowdown due to an industry-wide decline in revenues, lengthened sales cycles, and delays in the use of our services by Global 1000 companies. The margin decrease was partially offset by general increases in billing rates, an increased portion of business revenues derived from high margin consulting projects, and an increase in the average size of projects performed for our largest clients.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling expenses consist of salaries, bonuses, commissions, and benefits for our sales and marketing staff, as well as other marketing and advertising expenses. General and administrative costs consist of salaries, bonuses and related employee benefits for executive, senior management, finance, recruiting and administrative employees, training, travel, and other corporate costs. General and administrative costs also include facilities costs, depreciation, bad debt expenses, and computer and office equipment operating leases.

     Selling, general and administrative costs decreased $3.6 million, or 26%, from $14.0 million for the three-month period ended March 31, 2000, to $10.4 million for the three-month period ended March 31, 2001. This decrease was due primarily to the company-wide restructuring described in Note 9 to the financial statements. This restructuring has reduced costs associated with administrative personnel and facilities expenditures. Total non-billable professionals decreased by 24 persons from 183 non-billable professionals at March 31, 2000 to 159 non-billable professionals at March 31, 2001. In addition, we reduced our lease square footage commitments in New York, New York, Seattle, Washington, and Washington, D.C., subsequent to the quarter ended March 31, 2000.

     As a percentage of revenue, selling, general and administrative expenses increased from 42% for the three-month period ended March 31, 2000 to 44% for the three-month period ended March 31, 2001. The percentage increase primarily resulted from a larger decline in sequential growth in revenues through the first quarter of 2001 compared to the decline in selling, general and administrative costs for the same period.

EQUIY-RELATED COMPENSATION EXPENSE

     The Company has equity based compensation expense relating to the value of options granted at exercise prices below fair market value to employees of Align and certain employees of businesses acquired by Align. As all these options continue to vest, equity based compensation expense in a given period relating to these options will decline. Equity based compensation expense incurred with respect to these options was approximately $0.2 million, for the three months ended March 31, 2001.

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

     Certain former owners of one of the Acquired Businesses are still eligible to receive additional contingent consideration through June 30, 2002, based upon the amount of certain types of revenues we receive from a particular client. During the periods from January 1, 2000 through December 31, 2000, the amount of contingent consideration earned by these former owners totaled approximately $3.3 million. This contingent consideration is payable no later than thirty days after completion of our audit for the fiscal year 2000. We currently intend to pay all of the contingent consideration earned in shares of Luminant common stock. The number of shares to be issued will be determined based on the average trading price of our common stock during the thirty-day period preceding issuance of the shares and is expected to be issued in the second quarter of 2001.

     In connection with the goodwill recorded as a result of the acquisition of the Acquired Businesses and subsequent payment of contingent consideration, we recorded amortization expense of approximately $30.8 and $15.3 million for three months ended March 31, 2000 and 2001, respectively.

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

     Net cash used in operations for the three months ended March 31, 2000 was approximately $14.5 million, as compared to net cash used in operations of approximately $3.3 million for the three months ended March 31, 2001. The net use of cash by operations during the first quarter of 2001 was primarily the result of payments of certain accounts payable and accrued liabilities totaling $11.1 million, offset by collections of certain accounts receivable and related party receivables totaling $9.4 million. The decrease in cash used in operations from the quarter ended March 31, 2000 compared to the quarter ended March 31, 2001, was a result of a decrease in the net loss incurred in the first quarter of 2000 as compared to the net loss incurred in the first quarter of 2001. The difference also resulted from a decrease in depreciation and amortization expenses in the first quarter of 2000 compared to the first quarter of 2001.

     Net cash used in investing activities decreased from approximately $5.6 million for the three months ended March 31, 2000 as compared to approximately $1.3 million for the three months ended March 31, 2001. The use of cash during the first quarter of 2001 was a result of capital expenditures for leasehold improvements relating to the relocation of our Houston, Texas facility. We have committed to approximately $0.6 million in additional leasehold improvements during the second quarter of 2001 relating this relocation. We expect capital expenditures to remain consistent with capital expenditures in the first quarter of 2001 for the remainder of the year due to provisions of the Wells Fargo line of credit that limit our total capital expenditures for the year 2001 to $4.5 million.

     Net cash used in financing activities was approximately $1.0 million for the three months ended March 31, 2000, compared to net cash used in financing activities of approximately $0.4 million for the three months ended March 31, 2001. The cash used in financing activities during the first quarter of 2001 primarily consisted of repayments of our Wells Fargo line of credit, as well as repayments of other long-term debt.

     On September 21, 2000, the Company entered into a convertible debentures purchase agreement with Montrose Investments Ltd., Strong River Investments, Inc. and James R. Corey, our Chief Executive Officer, President and Director. Under the terms of the agreement, we sold to Montrose and Strong River warrants, exercisable through September 21, 2005, to purchase up to 1,373,626 shares of our common stock at $2.73 per share, as well as 6% convertible debentures, due September 21, 2003, in an aggregate principal amount equal to $15 million, convertible into a total of 6,000,000 shares of our common stock. Under the same agreement, we sold to Mr. Corey warrants, exercisable through September 21, 2005, to purchase up to 183,150 shares of our common stock at $2.73 per share, as well as 6% convertible debentures, due September 21, 2003, in an aggregate principal amount equal to $2 million, convertible into a total of 800,000 shares of our common stock. The number of shares into which the debentures may be converted, the exercise price of the warrants and in some cases the number of warrants, will be adjusted if we issue shares of common stock at a price lower than the conversion price or exercise price, as applicable, or if we conduct a stock split, stock dividend or similar transaction. The holders of the debentures have the right to put to us, on September 21, 2001 and on a quarterly basis thereafter, all or any portion of the outstanding debentures, including any interest or other amounts outstanding thereunder, in return for cash or, up to the limit described below, our common stock, at our election, at the lower of
(1) the then prevailing conversion price of the debentures, or (2) the average closing price of our common stock for the five trading days preceding the date such right is exercised.

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

     Of the $17.0 million in gross proceeds from the issuance of the debentures and warrants, $3.5 million was allocated to the warrants. The debt is recorded on the Company's consolidated balance sheet at March 31, 2001, as a current liability of $14.0 million. As a result of the put option applicable to the debentures, all of the debt is categorized as a current liability. Amortization of the original issue discount on the debt, using an effective interest rate of 16.90%, resulted in an additional interest expense of $0.3 million during the three months ended March 31, 2001. The accretion of original issue discount on the debt will cause an increase in indebtedness from March 31, 2001 to September 21, 2003 of $3.0 million.

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

     In March 2000, we entered into a $15 million revolving credit agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") for a senior secured credit facility. The initial term of the credit agreement extends until March 31, 2003 and is automatically renewable for successive one-year terms thereafter, unless Luminant provides Wells Fargo with ninety days written notice of its election not to renew the credit facility. Borrowings under this credit agreement accrue interest at a rate of, at our option, either (1) the prime rate of Wells Fargo Bank, N.A.-San Francisco, or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 250 basis points. The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial covenants, and restriction on certain acquisitions. As of March 31, 2001, borrowings of $6.8 million were outstanding under this revolving credit agreement. The weighted average interest rate on these obligations as of such date was 8.5%.

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

     The Company's management believes that cash flows from operations, cash on hand, and amounts available under the Wells Fargo credit agreement will be sufficient to finance operations through March 31, 2002. To finance its operations as described in the preceding sentence and avoid future violations of the credit facility covenants, the Company in 2001 expects to substantially reduce its cash expenditures from the levels incurred during the year 2000. During the second half of 2000, the Company terminated approximately 250 employees. The Company has also canceled or renegotiated certain facility leases, restricted discretionary expenditures and canceled certain contracts not critical to the Company's core business strategy, to conserve cash.

     Management believes that with the actions taken and the business plan being pursued, the Company will be able to fund its operations from cash flows, cash on hand, and cash available under the Wells Fargo credit agreement. However, the success of the plans described above is dependent on the ability of the Company to execute its business plan and achieve the planned cost reductions. In addition, whether the Company's operating revenues will exceed operating expenses depends on a wide variety of factors, including general business trends and the development of our markets. To the extent we are unable to fund our operations from cash flows, cash on hand, and cash available under the Wells Fargo credit agreement, we may need to obtain financing in the form of either additional equity or indebtedness. Additional financing may not be available on terms acceptable to us, if at all.

As a result of the acquisitions of the Acquired Businesses, we assumed current and long-term debt of $5.7 million and $3.7 million, respectively. Of those amounts, $1.4 million current debt and $2.6 million long-term debt were repaid from proceeds of our initial public offering or from operations and $2.8 was repaid from borrowings under our Wells Fargo credit facility. As of March 31, 2001, we had a total of $3.1 million in outstanding current and long-term indebtedness (excluding obligations under our revolving credit facility with Wells Fargo and the convertible debentures issued September 21, 2000). The weighted average interest rate on these obligations at March 31, 2001 was 10.3%. Certain of our notes payable contain restrictive covenants. At March 31, 2001, we were in compliance with, or had obtained waivers for, all debt covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. We have not purchased any futures contracts, nor have we purchased or held any derivative financial instruments for trading purposes during the three months ended March 31, 2001. Our primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase.

     We currently have various debentures, lines of credit, and notes payable with aggregate maximum borrowings totaling approximately $23.9 million. An increase in the prime rate (a benchmark pursuant to which interest rates applicable to borrowings under the credit facilities may be set) equal to 10% of the prime rate, for example, would have increased our consolidated interest by less than $16,000 for the quarter ended March 31, 2001. Based on maximum borrowing levels under the Wells Fargo line of credit, a 10% increase in the line of credit would increase annual interest expense by approximately $10,000. We have not entered into any interest rate swaps or other hedging arrangements with respect to the interest obligations under these lines of credit.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Unregistered Sales of Securities

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     In March 2001, Wells Fargo notified us that we were in default of the covenant in our credit agreement with them which requires us to maintain a minimum tangible net worth of $30 million, as well as the covenant which prohibited us from incurring, for the year ended December 31, 2000, a loss (before interest, income taxes, depreciation and amortization) in excess of $12.5 million. Wells Fargo agreed to waive these defaults and amend certain terms of the credit agreement, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," in exchange for consideration of $200,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


Exhibit
Number        Description
-------       -----------

10.1 Third Agreement to Credit and Security Agreement dated as of April 5, 2000, by and among Wells Fargo Business Credit, Inc., Luminant Worldwide Corporation and the subsidiaries of Luminant named therein, dated as of March 30, 2001.


   (b)   Reports on Form 8-K:

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                         LUMINANT WORLDWIDE CORPORATION


Date:    May 11, 2001         By:       /S/ JAMES R. COREY
                                            ------------------------------------
                                            James R. Corey
                                            Chief Executive Officer, President,
                                            and Director


Date:    May 11, 2001         By:       /S/ THOMAS G. BEVIVINO
                                            ------------------------------------
                                            Thomas G. Bevivino
                                            Chief Financial Officer & Secretary
                                            (Principal Accounting and Chief
                                            Financial Officer)