Form 10-Q
period 2001-06-30
LUMINANT WORLDWIDE CORP
filed 2001-08-14
CIK 1087322

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2001

Commission File Number 000-26977

LUMINANT WORLDWIDE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	75-2783690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13737 NOEL ROAD, SUITE 1400, DALLAS, TEXAS 75240-7367
(Address of principal executive offices and zip code)

(972) 581-7000
(Registrant's telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

             Number of shares of common stock (including non-voting common stock) outstanding at July 31, 2001: 30,622,310

TABLE OF CONTENTS

PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000

Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000 (unaudited)

Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

PART II –	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2001	December 31, 2000

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,272	$7,794
Cash pledged as security for line of credit	7,500	7,500
Accounts receivable (net of allowance of $10,030 and $11,813, at June 30, 2001 and December 31, 2000, respectively)	13,437	20,297
Unbilled revenues	1,056	2,017
Related party, employee and other receivables (net of allowance of $873 and $1,988, at June 30, 2001 and December 31, 2000, respectively)	292	6,209
Prepaid expenses and other assets	364	239

Total current assets	25,921	44,056
Property and equipment (net of accumulated depreciation of $8,944 and $5,910 at June 30, 2001 and December 31, 2000, respectively)	13,209	13,815
Other assets:
Goodwill and other intangibles (net of accumulated amortization of $106,712 and $75,834 at June 30, 2001 and December 31, 2000, respectively)	73,853	103,607
Other assets	1,152	1,287

Total assets	$114,135	$162,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including cash overdraft of $497 and $1,774 at June 30, 2001 and December 31, 2000, respectively)	$9,112	$17,617
Customer deposits	294	1,262
Accrued and other liabilities	8,838	15,712
Contingent consideration	2,619	3,292
Line of credit	7,248	7,177
6% convertible debentures	14,293	13,716
Current maturities of long-term debt	794	803

Total current liabilities	43,198	59,579
Long-term liabilities:
Long-term debt, net of current maturities	1,934	2,313
Other long-term liabilities	309	309

Total long-term liabilities	2,243	2,622

Total liabilities	45,441	62,201
Commitments and contingencies
Stockholders’ equity:
Common stock: $0.01 par value, 100,000,000 shares authorized, 30,621,343 and 27,469,936 shares outstanding at June 30, 2001 and December 31, 2000, respectively	306	275
Additional paid-in capital	453,174	450,203
Retained deficit	(384,786)	(349,914)

Total stockholders’ equity	68,694	100,564

Total liabilities and stockholders’ equity	$114,135	$162,765

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$20,566	$40,165	$44,463	$73,770
Cost of service	12,440	21,417	26,653	39,272

Gross margins	8,126	18,748	17,810	34,498

Selling, general and administrative expenses	9,366	16,304	19,791	30,274
Equity-based compensation expense	188	562	376	1,310
Goodwill and other intangibles amortization	15,573	31,044	30,877	61,823

Loss from operations	(17,001)	(29,162)	(33,233)	(58,909)
Interest income (expense), net	(638)	38	(1,639)	139
Other income, net	—	—	1	—

Loss before provision for income taxes	(17,639)	(29,124)	(34,872)	(58,770)
Provision for income taxes	—	—	—	—

Net loss	$(17,639)	$(29,124)	$(34,872)	$(58,770)

Net loss per share:
Basic and diluted	$(0.62)	$(1.10)	$(1.25)	$(2.28)
Weighted average shares outstanding	28,425	26,491	27,963	25,727

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; Unaudited)

	Six Months Ended June 30,

	2001	2000

Net loss	$(34,872)	$(58,770)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	33,912	63,792
Amortization of debt issue costs	181	--
Accretion of original issue discount	577	--
Non-cash interest expense	--	33
Equity related compensation expense	376	1,312
Bad debt provisions	(355)	332
Expenses related to warrants issued to a customer	1	72
Loss on disposition of assets	--	1
Changes in assets and liabilities, excluding effects of acquisitions:
Decrease (increase) in accounts receivable	7,215	(5,659)
Decrease (increase) in unbilled revenues	961	(7,565)
Decrease in related party and other receivables	5,917	1,553
(Increase) decrease in prepaid expenses and other current assets	(125)	227
Increase in other non-current assets	(46)	(12)
Decrease in accounts payable	(8,505)	(2,134)
Decrease in customer deposits	(968)	(1,202)
Decrease in accrued liabilities	(6,348)	(2,422)

Net cash used in operating activities	(2,079)	(10,442)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,428)	(9,448)
Payment for NYCP	—	(1,044)

Net cash used in investing activities	(2,428)	(10,492)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,550	3,025
Repayments of notes payable	(1,479)	(3,335)
Repayments of long-term debt	(388)	(728)
Proceeds from issuance of common stock:
Proceeds from issuance of common stock under the employee stock purchase plan	254	—
Options exercised	48	362

Net cash used in financing activities	(15)	(676)

NET DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH PLEDGED AS SECURITY FOR LINE OF CREDIT	(4,522)	(21,610)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD, INCLUDING CASH PLEDGED AS SECURITY FOR LINE OF CREDIT	15,294	30,508

CASH AND CASH EQUIVALENTS, INCLUDING CASH PLEDGED AS SECURITY FOR LINE OF CREDIT, AT END OF PERIOD	$10,772	$8,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$585	$287
Cash paid during the period for taxes	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITY:
Extinguishment of contingent consideration through issuance of common stock, including distribution to Accounting Acquirer	$1,797	$47,184
Dividend to Accounting Acquirer	$—	$(2,178)
Additional contingent consideration payable to former owners	$1,124	$2,716
Acquisitions financed with equity (NYCP)	$—	$6,180
Extinguishment of liability through issuance of common stock	$527	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

             Luminant Worldwide Corporation ("Luminant" or the “Company”), a Delaware Corporation, was founded in August 1998 to create a leading single-source Internet service company that provides electronic commerce professional services to Global 1000 companies, Internet based companies, and other organizations. Prior to September 1999, it did not conduct any material operations. On September 21, 1999, it completed its initial public offering of common stock and concurrently acquired seven operating businesses and the assets of Brand Dialogue-New York (the "Acquired Businesses").

             Operating results for interim periods are not necessarily indicative of the results for full years. You should read these condensed consolidated financial statements together with the audited financial statements of the Company as of and for the year ended December 31, 2000, and the notes thereto, which are included on the Company's 2000 Form 10-K.

2. COMPREHENSIVE INCOME (LOSS)

             The Company follows the Financial Accounting Standards Board Statement No. 130 - Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for the three and six-month periods ended June 30, 2001; therefore, comprehensive income (loss) is the same as net income (loss) for both periods.

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

             The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Number of shares issued:
To Align’s owners	4,678	4,678	4,678	4,678
To owners of the Acquired Businesses other than Align	11,924	11,924	11,924	11,924
To the initial stockholders and certain management personnel of Luminant	1,832	1,832	1,832	1,832
In the IPO, together with Young & Rubicam’s direct purchase of shares	5,500	5,500	5,500	5,500
In the exercise of the underwriters’ over-allotment option	279	279	279	279
In contingent consideration to the former shareholders of the Acquired Businesses	1,934	1,672	1,805	993
Exercise of options granted to former option holders of Acquired Businesses and employee incentives	826	552	758	494
To owners of New York Consulting Partners	624	54	624	27
Through the employee stock purchase plan	295	—	291	—
To 6% convertible debenture holders	530	—	269	—
Other shares	3	—	3	—

Number of shares used in calculating basic and diluted net loss per share	28,425	26,491	27,963	25,727

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

6. AGREEMENT WITH UNITED AIR LINES, INC.

             In September 1999, the Company entered into an agreement with United Air Lines, Inc. ("United") under which the Company has agreed to provide electronic commerce strategy, business planning, and design services to United until June 30, 2004; however, United has no obligation to purchase any services. Under this agreement, the Company has issued to United a warrant to purchase up to 300,000 shares of Luminant common stock at an exercise price of $18.00 per share, the initial public offering price. Under the warrant, United has the immediate right to purchase 50,000 shares of common stock. Over the five-year term of the agreement, United will have the right to purchase 5,000 shares of the 250,000 remaining available shares under the warrant for every $1 million of revenues the Company receives from United up to $50 million of revenue. Selling, general, and administrative expenses for the six months ended June 30, 2000 and 2001 include charges of $ 72,000 and $1,000, respectively, related to the estimated fair market value of shares underlying the portion of this warrant earned during these periods.

7. SEGMENT REPORTING

             Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. During the three and six months ended June 30, 2001, the Company operated as one segment and all operations and long-lived assets were in the United States.

8. RESTRUCTURING CHARGE

             During the third and fourth quarters of 2000, Luminant recorded restructuring charges for severance and for cancellation or negotiated reductions of certain facility leases, cancellation of contracts for services that are not critical to the Company's core business strategy, and other related restructuring charges. These restructuring charges were to align Luminant's cost structure with the changing market conditions and decreased demand for Luminant's services and to create a more efficient organization. The plan resulted in headcount reductions of approximately 250 employees. Many of the positions that were eliminated related to planned office closures in Reston, Virginia, and Denver, Colorado, as well as office reductions in New York, New York, Seattle, Washington, and Washington, D.C.

             Total cash outlay for the restructuring charges was approximately $4.7 million in 2000. Of the remaining $3.0 million of restructuring charges, $650,000 was paid in during the first quarter of 2001 and $480,000 was paid in the second quarter of 2001. The remaining amounts will be paid throughout 2001 and 2002 and primarily relate to severance payments.

9. NEW ACCOUNTING PRONOUNCEMENTS

             The Financial Accounting Standards Board ("FASB") issued two new pronouncements in June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations", ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 141 prescribes the accounting treatment and disclosures to be accorded to all business combinations effective after June 2001.  SFAS 142 defines the accounting treatment for all intangible assets, including goodwill, and provides methodology to be used to assess possible impairment of such intangibles. The adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001 (fiscal year 2002 for the Company), except for acquisitions entered into after June 30, 2001. The Company believes that the adoption of SFAS 141 will not have a material impact on its financial position or results of operations. The Company is currently evaluating the potential impact of SFAS 142 on its financial position and results of operations.

10.        REVISIONS OF ESTIMATES

             During the three months ended June 30, 2001, the Company reversed $2.1 million in prior accruals. The reversals primarily related to accrued 2000 bonuses for terminated employees and the voluntary surrender of bonuses by executive management as well as a revision of the allowance for bad debt, totaling approximately $1.4 million and $0.4 million, respectively.  The remainder related to the revision of estimates for other estimated expenditures.

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

             This quarterly report contains or incorporates both historical and "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements, including without limitation the risks identified in our filings with the SEC. These forward-looking statements relate to future events and/or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results and do not intend to do so.

             As a result of the slowing of the U.S. economy, which began in the second half of calendar 2000, and an overcapacity in our industry, the level of spending by clients and potential clients on information technology has become less certain. This uncertainty has reduced the number of new projects available to the companies in our industry, resulted in project deferrals and project scope reductions, and decreased the number of follow-on projects at existing clients. The overcapacity in the industry has increased the likelihood that competitors will decrease prices in order to secure business. In addition, many firms in our industry have announced significant employee layoffs of billable personnel. An oversupply of technology professionals may reduce the price clients are willing to pay for our services and create a talent pool for clients who may choose to complete projects in-house rather than use an outside consulting firm. Therefore, our actual results may differ materially from the amounts planned and our revenues may decline from the levels achieved in the quarter ended June 30, 2001.

             Our common stock trades on the Nasdaq National Market, which specifies certain requirements for continued listing of common stock. One of the requirements is that the minimum closing bid price per share of our common stock not be less than $1.00 for a period of 30 consecutive business days. At June 26, 2001 the closing price of our common stock had been less than $1.00 for 30 consecutive business days. We have received notice from Nasdaq that our common stock will be delisted from the Nasdaq National Market unless by September 25, 2001, we meet certain listing criteria. We anticipate that we will appeal any determination to delist our common stock from the Nasdaq National Market and will take actions as we deem necessary to attempt to increase our stock price to over $1.00. The result of delisting from the Nasdaq National Market could be a reduction in the liquidity of any investment in our common stock and may have an adverse effect on the trading price of our common stock. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and inexpensively as they have done historically. This lack of liquidity would make it more difficult for us to raise capital in the future. Delisting could also adversely affect our relationships with vendors and customers. In addition, delisting would trigger an event of default under the convertible debentures of the Company that are described in “—Liquidity”.

             During the second half of 2000, the Company recorded a restructuring charge of approximately $7.7 million. This restructuring charge was taken to align the Company's cost structure with changing market conditions and to create a more efficient organization. The restructuring plan resulted in the termination of approximately 250 employees, cancellation or renegotiation of certain facility leases as a result of those employee terminations, and cancellation of contracts for services that are not critical to the Company's core business strategy. In addition, in July 2001, the Company terminated an additional 44 employees.

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

             We provide our services primarily on a time and materials basis. To a lesser extent, we also provide services on a fixed price–fixed time frame basis. In such cases, we use internally developed processes to estimate and propose fixed prices for our projects. The estimation process applies a standard billing rate to each project based upon the level of expertise and number of professionals required, the technology environment, the overall technical complexity of the project and whether strategic, creative or technology solutions or value–added services are being provided to the client.

             Our financial results may fluctuate from quarter to quarter based on such factors as the number, complexity, size, scope and lead time of projects in which we are engaged. More specifically, these fluctuations can result from the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. In addition, revenue from a large customer or project may constitute a significant portion of our total revenue in a particular quarter. In the future, we anticipate that the general size of our individual client projects will grow and that a larger portion of total revenues in any given period may be derived from our largest customers. We have experienced a general decline in our revenues since the second quarter of 2000. We believe that the decline in revenues is primarily due to a general economic slowdown, an extension in the sales cycle for many of our customers and delays in the use of our services by Global 1000 companies and increased competition from traditional management consulting companies.  Based on the current market conditions, revenue outlook for the remainder of 2001 is uncertain. As a result of our restructuring in the fourth quarter of 2000 and management’s continuing efforts to reduce costs, we have reduced our expenses and expect that costs for the remainder of 2001 will be less than those incurred in the six months ended June 30, 2001.  We are prepared to implement additional cost cutting measures to bring our expenses in line with demand for our services should our revenues decrease from the quarter ended June 30, 2001 levels.

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

RESULTS OF OPERATIONS

             The following table sets forth the percentage of revenues of certain items included in our consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	100%	100%	100%	100%
Cost of service	60%	53%	60%	53%

Gross margins	40%	47%	40%	47%

Selling, general and administrative expenses	46%	41%	45%	41%
Equity-related and non-cash compensation expense	1%	1%	1%	2%
Intangibles amortization	76%	77%	69%	84%

Loss from operations	(83%)	(72%)	(75%)	(80%)
Interest income (expense), net	(3%)	—	(4%)	—
Other expense, net	—	—	—	—

Loss before provision for income taxes	(86%)	(72%)	(79%)	(80%)
Provision for income taxes	—	—	—	—

Net loss	(86%)	(72%)	(79%)	(80%)

REVENUES

             For the three-month period ended June 30, 2001, revenues decreased $19.6 million, or 49%, to $20.6 million from $40.2 million for the three-month period ended June 30, 2000. This decrease is attributable to a general economic slowdown resulting in an extension in the sales cycle for many of our customers and delays in the use of our services by Global 1000 companies. In addition, revenues decreased as a result of increased competition from traditional management consulting companies, many of which are lowering their fees as a result of the overcapacity in the Internet services market.

             For the six-month period ended June 30, 2001, revenues decreased $29.3 million, or 40%, to $44.5 million from $73.8 million for the six-month period ended June 30, 2000. This decrease is attributable to a general economic slowdown resulting in an extension in the sales cycle for many of our customers and delays in the use of our services by Global 1000 companies. In addition, revenues decreased as a result of increased competition from traditional management consulting companies, many of which are lowering their fees as a result of the overcapacity in the Internet services market. The current market trends may continue for the remainder of 2001, in which case, we are prepared to implement cost cutting measures to bring expenses in line with the demand for our services should our revenues decrease from the levels achieved in the quarter ended June 30, 2001.

COST OF SERVICES

             Total cost of services decreased $9.0 million, or 42%, to $12.4 million for the three-month period ended June 30, 2001 from $21.4 million for the three-month period ended June 30, 2000. These decreases were due primarily to a decrease in billable professionals. Total billable professionals decreased by 372 persons from 793 billable professionals at June 30, 2000 to 421 billable professionals at June 30, 2001. This decrease in billable professionals was primarily the result of the restructuring actions taken in the third and fourth quarters of the year ended December 31, 2000, as well as management’s continued efforts to maintain the proper amount of billable professionals to service current demand.

              Total cost of services decreased $12.6 million, or 32%, to $26.7 million for the six-month period ended June 30, 2001 from $39.3 million for the six-month period ended June 30, 2000. These decreases were due primarily to a decrease in billable professionals. Total billable professionals decreased by 372 persons from 793 billable professionals at June 30, 2000 to 421 billable professionals at June 30, 2001. This decrease in billable professionals was primarily the result of the restructuring actions taken in the third and fourth quarters of the year ended December 31, 2000, as well as management’s continued efforts to maintain the proper amount of billable professionals to service current demand.

GROSS MARGINS

             Gross margin decreased $10.6 million, or 57%, to $8.1 million for the three-month period ended June 30, 2001, from $18.7 million for the three-month period ended June 30, 2000. As a percentage of revenue, gross margin declined from 47% to 40% for the three-month periods ended June 30, 2000, and June 30, 2001, respectively. The percentage decrease primarily resulted from a revenue slowdown due to a general economic slowdown, an extension in the sales cycle for many of our customers, delays in the use of our services by Global 1000 companies, and increased competition from traditional management consulting companies. The margin decrease was partially offset by an increased portion of business revenues derived from high margin consulting projects and an increase in the average size of projects performed for our largest clients.

             Gross margin decreased $16.7 million, or 48%, to $17.8 million for the six-month period ended June 30, 2001, from $34.5 million for the six-month period ended June 30, 2000. As a percentage of revenue, gross margin declined from 47% to 40% for the six-month periods ended June 30, 2000, and June 30, 2001, respectively. The percentage decrease primarily resulted from a revenue slowdown due to a general economic slowdown, an extension in the sales cycle for many of our customers, delays in the use of our services by Global 1000 companies, and increased competition from traditional management consulting companies. The margin decrease was partially offset by an increased portion of business revenues derived from high margin consulting projects and an increase in the average size of projects performed for our largest clients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

             Selling, general and administrative costs decreased $6.9 million, or 43%, from $16.3 million for the three-month period ended June 30, 2000, to $9.4 million for the three-month period ended June 30, 2001. This decrease was due primarily to the company-wide restructuring described in Note 8 to the financial statements, management’s continued efforts to reduce costs associated with administrative personnel and facilities expenditures and the revision of prior estimates including the allowance for bad debt and the 2000 bonus accruals totaling approximately $2.1 million. Total non-billable professionals decreased by 65 persons from 205 non-billable professionals at June 30, 2000 to 140 non-billable professionals at June 30, 2001. In addition, we reduced our lease square footage commitments in New York, New York, Seattle, Washington, and Washington, D.C., in the second quarter of 2001.

             Selling, general and administrative costs decreased $10.5 million, or 35%, from $30.3 million for the six-month period ended June 30, 2000, to $19.8 million for the six-month period ended June 30, 2001. This decrease was due primarily to the company-wide restructuring described in Note 8 to the financial statements, management’s continued efforts to reduce costs associated with administrative personnel and facilities expenditures and the revision of prior estimates including the allowance for bad debt and the 2000 bonus accruals totaling approximately $2.1 million. Total non-billable professionals decreased by 65 persons from 205 non-billable professionals at June 30, 2000 to 140 non-billable professionals at June 30, 2001. In addition, we reduced our lease square footage commitments in New York, New York, Seattle, Washington, and Washington, D.C., in the second quarter of 2001.

             As a percentage of revenue, selling, general and administrative expenses increased from 41% for the three-month period ended June 30, 2000 to 46% for the three-month period ended June 30, 2001. As a percentage of revenue, selling general and administrative expenses increased from 41% for the six-month periods ended June 30, 2000 to 45% for the six-month period ended June 30, 2001. The percentage increase primarily resulted from a larger decline in revenues through the three and six months ended June 30, 2001 compared to the decline in selling, general and administrative costs for the same periods.

EQUITY-RELATED AND NON-CASH COMPENSATION EXPENSE

             The Company has equity based compensation expense relating to the value of options granted at exercise prices below fair market value to employees of Align and certain employees of businesses acquired by Align. As all of these options continue to vest, equity based compensation expense in a given period relating to these options will decline. Equity based compensation expense incurred with respect to these options was approximately $0.2 million and $0.4 million, for the three- and six- month periods ended June 30, 2001, respectively.

             The Company will be required to issue up to a total of 152,583 shares in two installments on each of the first two anniversary dates of the closing of the acquisition of New York Consulting Partners, subject to the former members of New York Consulting Partners achieving certain revenue targets or operational metrics. The Company is currently in the process of finalizing the calculation of the first installment of these payments and expects to issue the shares due to the former members of New York Consulting Partners in the third quarter of 2001. This payment, as well as any amounts earned during the periods from June 22, 2001 through June 22, 2002, will be recorded as equity–based compensation.

INTANGIBLES AMORTIZATION

             As a result of acquisitions made in 1999 by Align, the purchase of our Acquired Businesses, and contingent consideration totaling approximately $48.9 million paid to former owners of the Acquired Businesses through June 30, 2001, we recorded approximately $370.0 million of goodwill. On June 22, 2000, the Company acquired certain assets and liabilities of New York Consulting Partners and recorded additional goodwill of approximately $7.7 million. These amounts are being amortized over a period of three years. Management of the Company has continually reviewed the impairment and potential recoverability of the goodwill, as events and changes in circumstances have warranted, determining whether or not any of the goodwill associated with the acquisitions described above has been impaired. In the fourth quarter of 2000, as part of the Company's restructuring plan, the Company exited certain lines of business of four of the Acquired Businesses and $114.5 million of unamortized goodwill was written off.

             The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") in June 2001. SFAS 142 defines the accounting treatment for all intangible assets, including goodwill, and provides methodology to be used to assess possible impairment of such intangibles. The Company is currently evaluating the potential impact of SFAS 142 on its financial position and results of operations.

             Certain former owners of one of the Acquired Businesses are still eligible to receive additional contingent consideration through June 30, 2002, based upon the amount of certain types of revenues we receive from a particular client. During the periods from January 1, 2000 through December 31, 2000, the amount of contingent consideration earned by these former owners totaled approximately $3.3 million. On June 18, 2001, we issued 1,813,780 shares of Luminant common stock in partial payment of this contingent consideration. Payment of the remaining portion of the contingent consideration earned during the periods noted above will be paid out in shares of Luminant common stock at a later date.  Luminant is currently in negotiation with the former owners of one of the Acquired Businesses in order to determine the specific date at which the payment will be made. During the period from January 1, 2001 through June 30, 2001, the amount earned by these former owners totaled approximately $1.1 million. This contingent consideration, along with any additional contingent consideration earned by these former owners during the period from July 1, 2001 through December 31, 2001, is payable no later than thirty days after completion of our audit for the fiscal year 2001. We currently intend to pay all of the contingent consideration earned in shares of Luminant common stock. The number of shares to be issued will be determined based on the average trading price of our common stock during the thirty-day period preceding issuance of the shares and is expected to be issued in the second quarter of 2002.

             In connection with the goodwill described above, we recorded amortization expense of approximately $61.8 and $30.8 million for the six months ended June 30, 2000 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

             Luminant Worldwide Corporation is a holding company that conducts its operations through its subsidiaries. Accordingly, its principal sources of liquidity are the cash flows of its subsidiaries, unallocated proceeds from the issuance of warrants and convertible debentures and cash available from its line of credit.

             Cash and cash equivalents, including cash pledged as security for the line of credit, decreased to $10.8 million at June 30, 2001 from $15.3 million at December 31, 2000. This decrease was primarily the result of cash used for operating activities of approximately $2.1 million and cash used in investing activities of approximately $2.4 million. Net cash used in operations for the six months ended June 30, 2000 was approximately $10.4 million, as compared to net cash used in operations of approximately $2.1 million for the six months ended June 30, 2001. Net cash used in operating activities during the six months ended June 30, 2001 was mainly due to a net loss of $34.9 million and a decrease in accounts payable, customer deposits and accrued liabilities totaling $15.8 million. This was partially offset by collections of accounts receivable and a decrease in unbilled revenues and related party and other receivables totaling $14.1 million.

             Net cash used in investing activities decreased from approximately $10.5 million for the six months ended June 30, 2000 as compared to approximately $2.4 million for the six months ended June 30, 2001. The use of cash for investing activities during the six months ended June 30, 2001 was primarily a result of capital expenditures for leasehold improvements relating to the relocation of our Houston, Texas facility. We expect capital expenditures to decrease throughout the remainder of the year due to provisions of the Wells Fargo line of credit that limit our total capital expenditures for the year 2001 to $4.5 million.

             Net cash used in financing activities was approximately $0.7 million for the six months ended June 30, 2000, compared to net cash used in financing activities of approximately $15,000 for the six months ended June 30, 2001. The cash used in financing activities during the six months ended June 30, 2001 primarily consisted of approximately $1.9 million in proceeds from our Wells Fargo line of credit, as well as proceeds from issuances of common stock under the employee stock purchase plan and the exercise of options. The cash provided by financing activities was partially offset by repayments of the line of credit and other long–term debt in an aggregate amount of approximately $1.9 million.

             On September 21, 2000, the Company entered into a convertible debentures purchase agreement with Montrose Investments Ltd., Strong River Investments, Inc. and James R. Corey, our Chief Executive Officer, President and Director. Under the terms of the agreement, we sold to Montrose and Strong River warrants, exercisable through September 21, 2005, to purchase up to 1,373,626 shares of our common stock at $2.73 per share, as well as 6% convertible debentures, due September 21, 2003, in an aggregate principal amount equal to $15 million, convertible into a total of 6,000,000 shares of our common stock. Under the same agreement, we sold to Mr. Corey warrants, exercisable through September 21, 2005, to purchase up to 183,150 shares of our common stock at $2.73 per share, as well as 6% convertible debentures, due September 21, 2003, in an aggregate principal amount equal to $2 million, convertible into a total of 800,000 shares of our common stock. The number of shares into which the debentures may be converted, the exercise price of the warrants and in some cases the number of warrants, will be adjusted if we issue shares of common stock at a price lower than the conversion price or exercise price, as applicable, or if we conduct a stock split, stock dividend or similar transaction. The holders of the debentures have the right to put to us, on September 21, 2001 and on a quarterly basis thereafter, all or any portion of the outstanding debentures, including any interest or other amounts outstanding thereunder, in return for cash or, up to the limit described below, our common stock, at our election, at the lower of (1) the then prevailing conversion price of the debentures, or (2) the average closing price of our common stock for the five trading days preceding the date such right is exercised. The Company has delivered a letter to the holders of the convertible debentures indicating that, until further notice, the Company intends to satisfy its payment obligations in connection with any exercise of the put right entirely in shares of common stock.

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

             Of the $17.0 million in gross proceeds from the issuance of the debentures and warrants, $3.5 million was allocated to the warrants. The debt is recorded on the Company's consolidated balance sheet at June 30, 2001, as a current liability of $14.3 million. As a result of the put option applicable to the debentures, all of the debt is categorized as a current liability. Amortization of the original issue discount on the debt, using an effective interest rate of 16.90%, resulted in an additional interest expense of $0.6 million during the six months ended June 30, 2001. The accretion of original issue discount on the debt will cause an increase in indebtedness from June 30, 2001 to September 21, 2003 of $2.7 million.

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

             In March 2000, we entered into a $15 million revolving credit agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") for a senior secured credit facility. The initial term of the credit agreement extends until March 31, 2003 and is automatically renewable for successive one-year terms thereafter, unless Luminant provides Wells Fargo with ninety days written notice of its election not to renew the credit facility. Borrowings under this credit agreement accrue interest at a rate of, at our option, either (1) the prime rate of Wells Fargo Bank, N.A.-San Francisco, or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 250 basis points. The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial covenants, and restriction on certain acquisitions. As of June 30, 2001, borrowings of $7.2 million were outstanding under this revolving credit agreement. The weighted average interest rate on these obligations as of such date was 6.6%.

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

             The Company's management believes that cash flows from operations, cash on hand, and amounts available under the Wells Fargo credit agreement will be sufficient to finance operations through June 30, 2002. To finance its operations as described in the preceding sentence and avoid future violations of the credit facility covenants, the Company in 2001 expects to substantially reduce its cash expenditures from the levels incurred during the year 2000. During the second half of 2000, the Company terminated approximately 250 employees, and the Company terminated an additional 44 employees in July 2001. The Company has also canceled or renegotiated certain facility leases, restricted discretionary expenditures and canceled certain contracts not critical to the Company's core business strategy, to conserve cash.

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

             As a result of the acquisitions of the Acquired Businesses, we assumed current and long-term debt of $5.7 million and $3.7 million, respectively. Of those amounts, $1.4 million current debt and $2.6 million long-term debt were repaid from proceeds of our initial public offering or from operations and $2.8 was repaid from borrowings under our Wells Fargo credit facility. As of June 30, 2001, we had a total of $3.0 million in outstanding current and long-term indebtedness (excluding obligations under our revolving credit facility with Wells Fargo and the convertible debentures issued September 21, 2000). The weighted average interest rate on these obligations at June 30, 2001 was 11.5%. Certain of our notes payable contain restrictive covenants. At June 30, 2001, we were in compliance with all debt covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. We have not purchased any futures contracts, nor have we purchased or held any derivative financial instruments for trading purposes during the six months ended June 31, 2001. Our primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase.

             We currently have various lines of credit, capital leases, and notes payable, excluding our debentures, with aggregate maximum borrowings totaling approximately $10.2 million. An increase in the prime rate (a benchmark pursuant to which interest rates applicable to borrowings under the credit facilities may be set) equal to 10% of the prime rate, for example, would have increased our consolidated interest by less than $15,000 for the two quarters ended June 30, 2001. Based on maximum borrowing levels under the Wells Fargo line of credit, a 10% increase in the line of credit would increase annual interest expense by approximately $12,000. We have not entered into any interest rate swaps or other hedging arrangements with respect to the interest obligations under these lines of credit.

             We are exposed to interest rate risk on our convertible debentures. The fair value of this fixed rate debt is sensitive to changes in interest rates. If market rates decline, the required payments may exceed those based on current market rates. Under our current policy, we do not use interest rate derivative instruments to manage our risk of interest rate fluctuations. We do not believe such risk is material to our results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Unregistered Sales of Securities

             On June 18, 2001, we issued an aggregate of 1,813,780 shares of common stock to the former owners of one of the Acquired Companies as payment of additional contingent consideration for their equity interest in the Acquired Company. The number of shares issued as contingent consideration was based on revenues we derived from a particular client from contracts we entered into with that client between January 1, 2000 and December 31, 2000. An exemption is claimed under Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Annual Meeting of the stockholders of Luminant was held on June 8, 2001 in New York City, New York. Luminant did solicit proxies. The stockholders of the shares of Luminant common stock entitled to vote at the Annual Meeting voted on and approved the following matters:

             A. Election of the nine directors, each to serve for a term expiring at the Annual Meeting of Luminant’s stockholders to be held in 2002 and until his successor is duly elected and qualified.

	Number of Shares

Name of Director	For	Against	Withheld

Randolph L. Austin	20,357,191	124,526	—
James R. Corey	19,698,222	783,495	—
Michael J. Dolan	20,357,191	124,526	—
Michael H. Jordan	19,603,787	877,930	—
Jerry K. Pearlman	20,357,191	124,526	—
Donald S. Perkins	20,357,191	124,526	—
John M. Richman	20,357,191	124,526	—
Richard M. Scruggs	20,451,626	30,091	—
George P. Stamas	20,302,510	179,207	—

             B. Ratification of Arthur Andersen LLP as Luminant’s independent accountants for the fiscal year ending December 31, 2001.

Number of Shares

For	Against	Abstentions

20,365,652	110,763	5,302

ITEM 5. OTHER INFORMATION

              None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

(b)	Reports on Form 8-K:

                           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LUMINANT WORLDWIDE CORPORATION

Date:	August 13, 2001	By:	/S/ JAMES R. COREY

James R. Corey
Chief Executive Officer, President, and Director
Date:	August 13, 2001	By:	/S/ THOMAS G. BEVIVINO

Thomas G. Bevivino
Chief Financial Officer & Secretary (Principal Accounting and Chief Financial Officer)