Form 10-Q
period 2001-09-30
LUMINANT WORLDWIDE CORP
filed 2001-11-14
CIK 1087322

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2001

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

Number of shares of common stock (including non-voting common stock) outstanding at November 8, 2001: 30,683,473

TABLE OF CONTENTS

PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000

Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited)

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$919	$7,794
Cash pledged as security for line of credit	7,800	7,500
Accounts receivable (net of allowance of $11,041 and $11,813, at September 30, 2001 and December 31, 2000, respectively)	11,121	20,297
Unbilled revenues	802	2,017
Related party, employee and other receivables (net of allowance of $128 and $1,988, at September 30, 2001 and December 31, 2000, respectively)	294	6,209
Prepaid expenses and other assets	170	239
Total current assets	21,106	44,056
Property and equipment (net of accumulated depreciation of $10,659 and $5,910 at September 30, 2001 and December 31, 2000, respectively)	11,647	13,815
Other assets:
Goodwill and other intangibles (net of accumulated amortization of $0 and $75,834 at September 30, 2001 and December 31, 2000, respectively)	-	103,607
Other assets	1,102	1,287
Total assets	$33,855	$162,765
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable (including cash overdraft of $333 and $1,774 at September 30, 2001 and December 31, 2000, respectively)	$8,127	$17,617
Customer deposits	283	1,262
Accrued and other liabilities	4,441	15,712
Contingent consideration	2,619	3,292
Line of credit	7,630	7,177
6% convertible debentures	14,575	13,716
Current maturities of long-term debt	2,520	803
Total current liabilities	40,195	59,579
Long-term liabilities:
Long-term debt, net of current maturities	464	2,313
Other long-term liabilities	—	309
Total long-term liabilities	464	2,622
Total liabilities	40,659	62,201
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock: $0.01 par value, 100,000,000 shares authorized, 30,683,473 and 27,469,936 shares outstanding at September 30, 2001 and December 31, 2000, respectively	307	275
Additional paid-in capital	455,352	450,203
Retained deficit	(462,463)	(349,914)
Total stockholders’ (deficit) equity	(6,804)	100,564
Total liabilities and stockholders’ (deficit) equity	$33,855	$162,765

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	$14,914	$38,028	$59,377	$111,798
Cost of service	8,247	24,379	34,900	63,651
Gross margins	6,667	13,649	24,477	48,147

Selling, general and administrative expenses	9,046	23,484	28,837	53,758
Equity-based compensation expense	749	15	1,125	1,325
Goodwill and other intangibles amortization	15,499	32,062	46,376	93,885
Impairment of goodwill	58,354	—	58,354	—
Restructuring charge	—	940	—	940
Loss from operations	(76,981)	(42,852)	(110,215)	(101,761)
Interest income (expense), net	(696)	(303)	(2,335)	(164)
Other income, net	—	—	1	—
Loss before provision for income taxes	(77,677)	(43,155)	(112,549)	(101,925)
Provision for income taxes	—	—	—	—
Net loss	$(77,677)	$(43,155)	$(112,549)	$(101,925)
Net loss per share:
Basic and diluted	$(2.53)	$(1.59)	$(3.90)	$(3.89)
Weighted average shares outstanding	30,656	27,119	28,861	26,193

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

LUMINANT WORLDWIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; Unaudited)

	Nine Months Ended September 30,
	2001	2000
Net loss	$(112,549)	$(101,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,125	97,191
Amortization of debt issue costs	248	—
Accretion of original issue discount	859	—
Non-cash interest expense	—	126
Equity related compensation expense	1,125	1,325
Impairment of Goodwill	58,354	—
Bad debt provisions	(90)	4,960
Expenses related to warrants issued to a customer	1	74
Loss on disposition of assets	—	1
Changes in assets and liabilities, excluding effects of acquisitions:
Decrease (increase) in accounts receivable	9,436	(18,552)
Decrease (increase) in unbilled revenues	1,186	(1,178)
Decrease (increase) in related party and other receivables	5,774	(5,100)
Decrease (increase) in prepaid expenses and other current assets	69	(325)
Increase in other non-current assets	(63)	(59)
(Decrease) increase in accounts payable	(9,490)	1,027
Decrease in customer deposits	(979)	(1,368)
(Decrease) increase in accrued liabilities	(9,623)	2,551
Increase in other long-term liabilities	—	397
Net cash used in operating activities	(4,617)	(20,855)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,581)	(11,677)
Payment for acquisitions accounted for as purchases	—	(963)
Net cash used in investing activities	(2,581)	(12,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,776	11,572
Repayments of notes payable	(2,323)	(3,359)
Proceeds from 6% convertible debentures	—	13,451
Debt issue costs for 6% convertible debentures	—	(1,000)
Repayments of long-term debt	(132)	(824)
Proceeds from warrants	—	3,549
Proceeds from issuance of common stock:
Proceeds from issuance of common stock	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	254	—
Options exercised	48	504
Net cash provided by financing activities	623	23,893
NET DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH PLEDGED AS SECURITY FOR LINE OF CREDIT	(6,575)	(9,602)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD, INCLUDING CASH PLEDGED AS SECURITY FOR LINE OF CREDIT	15,294	30,508
CASH AND CASH EQUIVALENTS, INCLUDING CASH PLEDGED AS SECURITY FOR LINE OF CREDIT, AT END OF PERIOD	$8,719	$20,906
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$819	$727
Cash paid during the period for taxes	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITY:
Extinguishment of contingent consideration through issuance of common stock, including distribution to Accounting Acquirer	$1,796	$47,184
Dividend to Accounting Acquirer	$—	$(2,178)
Additional contingent consideration payable to former owners	$1,123	$170
Acquisitions financed with equity (NYCP)	$—	$6,180
Options issued to non-employees	$—	$138
Extinguishment of liability through issuance of common stock	$527	$—

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

2. COMPREHENSIVE INCOME (LOSS)

                The Company follows the Financial Accounting Standards Board Statement No. 130 - Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income components are immaterial for the three and nine-month periods ended September 30, 2001 and 2000; therefore, comprehensive income (loss) is the same as net income (loss) for these periods.

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

                The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Number of weighted shares issued and outstanding:
To Align’s owners	4,678	4,678	4,678	4,678
To owners of the Acquired Businesses other than Align	11,924	11,924	11,924	11,924
To the initial stockholders and certain management personnel of Luminant	1,832	1,832	1,832	1,832
In the IPO, together with Young & Rubicam’s direct purchase of shares	5,500	5,500	5,500	5,500
In the exercise of the underwriters’ over-allotment option	279	279	279	279
In contingent consideration to the former shareholders of the Acquired Businesses	3,490	1,676	2,367	1,221
Exercise of options granted to former option holders of Acquired Businesses and employee incentives	896	617	805	535
To owners of New York Consulting Partners	656	610	635	221
Through the employee stock purchase plan	665	—	415	—
To 6% convertible debenture holders	733	—	423	—
Other shares	3	3	3	3

Number of shares used in calculating basic and diluted net loss per share	30,656	27,119	28,861	26,193

                The computation of net loss and diluted net loss per share excludes common stock issuable upon exercise of certain employee stock options and upon exercise of certain other outstanding convertible debentures, warrants and other options, as their effect is anti-dilutive.

5. AGREEMENT WITH UNITED AIR LINES, INC.

                In September 1999, the Company entered into an agreement with United Air Lines, Inc. ("United") under which the Company has agreed to provide electronic commerce strategy, business planning, and design services to United until June 30, 2004; however, United has no obligation to purchase any services. Under this agreement, the Company has issued to United a warrant to purchase up to 300,000 shares of Luminant common stock at an exercise price of $18.00 per share, the initial public offering price. Under the warrant, United has the immediate right to purchase 50,000 shares of common stock. Over the five-year term of the agreement, United will have the right to purchase 5,000 shares of the 250,000 remaining available shares under the warrant for every $1 million of revenues the Company receives from United up to $50 million of revenue.  The financial statements include for the nine months ended September 30, 2000 and 2001, charges of $ 74,000 and $1,000, respectively, related to the estimated fair market value of shares underlying the portion of this warrant earned during these periods.

6. SEGMENT REPORTING

                Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. During the three and nine months ended September 30, 2001, the Company operated as one segment and all operations and long-lived assets were in the United States.

7. RESTRUCTURING CHARGE

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

                Total cash outlay for the restructuring charges was approximately $4.7 million in 2000. Of the remaining $3.0 million of restructuring charges, approximately $1.1 million was paid in during the first half of 2001 and approximately $185,000 was paid in the third quarter of 2001. The remaining amounts will be paid throughout 2001 and 2002 and primarily relate to severance payments.

8. IMPAIRMENT OF GOODWILL

                Management of the Company has continually reviewed the impairment and potential recoverability of the goodwill, as events and changes in circumstances have warranted, determining whether or not any of the goodwill associated with the Acquired Businesses has been impaired.  During the third quarter of 2001, numerous adverse changes in the Company’s industry and the economic environment as a whole, including the continued decline in the demand for the Company’s services, the continued decline in the valuation of the Company’s stock, and continued negative cash follows from operations caused the Company to conclude that its prospects for future cash flows had weakened and operating risks had increased.  These changes triggered a review of goodwill.  This review indicated that undiscounted cash flows expected to be generated by such asset were not sufficient to recover the historical book value of goodwill and that such asset should be reduced to fair value.  The Company calculated the present value of estimated cash flows to determine management’s estimate of fair market value for goodwill.  Based on the Company’s current evaluation of the present value of expected cash flows, the Company concluded that the unamortized goodwill associated with the Acquired Businesses of $58.4 million should be written off as of September 30, 2001.

9. NEW ACCOUNTING PRONOUNCEMENTS

                The Financial Accounting Standards Board ("FASB") issued two new pronouncements in June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations", ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 141 prescribes the accounting treatment and disclosures to be accorded to all business combinations effective after June 2001.  SFAS 142 defines the accounting treatment for all intangible assets, including goodwill, and provides methodology to be used to assess possible impairment of such intangibles. The adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001 (fiscal year 2002 for the Company), except for acquisitions entered into after June 30, 2001. The Company believes that the adoption of SFAS 141 and SFAS 142 will not have a material impact on its financial position or results of operations.

                In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The Company is evaluating the future financial effects of adopting SFAS 143 and will adopt the standard effective January 1, 2003.

                In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to Statement No. 121. The Company will adopt SFAS 144 effective January 1, 2002 and does not expect such adoption to have a material impact on its financial condition and results of operations.

10. REVISIONS OF ESTIMATES

                During the three and nine months ended September 30, 2001, the Company reversed approximately $2.8 million and $4.9 million, respectively, in prior accruals. The reversal primarily related to accrued 2000 bonuses for terminated employees and the voluntary surrender of bonuses by employees, of $2.8 million and $4.2 million during the three and nine months ended September 30, 2001, respectively. The nine months ended September 30, 2001, also included a revision for bad debt of approximately $0.4 million and the remainder related to the revisions of estimates for other estimated expenditures.

11. DEBT

Line of Credit

                As of September 30, 2001, we are in default under our credit agreement (the “Credit Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) with respect to the covenant that requires us to maintain certain fixed charge coverage as specified therein.  The Company is negotiating to obtain a waiver of this default from Wells Fargo.  There can be no assurances that Wells Fargo will agree to waive any defaults under the Credit Agreement, or agree to any additional amendments to the terms of the Credit Agreement.

Note Payable

                Luminant is the guarantor of a note payable by Free Range Media, Inc., one of our subsidiaries, to John C. Dimmer, of which $2.3 million in principal amount and accrued and unpaid interest was outstanding as of September 30, 2001.  Free Range is currently in default of its obligation under this note to make an aggregate payment of approximately $0.6 million to Mr. Dimmer on October 1, 2001.  As a result of this default, Mr. Dimmer has the right to demand immediate payment of all outstanding principal and interest under the note.  As such, the entire note is classified as current.

12. MATERIAL DEVELOPMENTS

                On October 29, 2001, the Company closed an agreement to sell certain assets to VersaTech Consulting, Inc. and VersaTech Group, Inc. in exchange for $0.3 million in cash. Included in the agreement was the sale of certain assets and several client contracts.  VersaTech Consulting, Inc. and VersaTech Group, Inc. also assumed an operating lease and hired 48 employees of the Company.

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

                As a result of the slowing of the U.S. economy, which began in the second half of calendar 2000, and an overcapacity in our industry, as well as the effects of the September 11, 2001 terrorist attacks and the threat of additional attacks, the level of spending by clients and potential clients on information technology has become less certain. This uncertainty has reduced the number of new projects available to the companies in our industry, resulted in project deferrals and project scope reductions, and decreased the number of follow-on projects at existing clients. The overcapacity in the industry has increased the likelihood that competitors will decrease prices in order to secure business. In addition, many firms in our industry, including the Company, have announced or conducted significant employee layoffs of billable personnel. An oversupply of technology professionals may reduce the price clients are willing to pay for our services and create a talent pool for clients who may choose to complete projects in-house rather than use an outside consulting firm. Therefore, our actual results may differ materially from the amounts planned and our revenues may decline from the levels achieved in the quarter ended September 30, 2001.

                Our common stock trades on the Nasdaq National Market, which specifies certain requirements for continued listing of common stock. One of the requirements is that the minimum closing bid price per share of our common stock not be less than $1.00 for a period of 30 consecutive business days. At June 26, 2001 the closing price of our common stock had been less than $1.00 for 30 consecutive business days. We  received notice from Nasdaq that our common stock would be delisted from the Nasdaq National Market unless by September 25, 2001, we met certain listing criteria. We subsequently received a letter from Nasdaq stating that it implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on the Nasdaq Stock Market. The moratorium, which was effective September 27, 2001, suspends the requirements until January 2, 2002.  As a result of this moratorium, the Company is no longer under review for the above-mentioned deficiency.

                During the second half of 2000, the Company recorded a restructuring charge of approximately $7.7 million. This restructuring charge was taken to align the Company's cost structure with changing market conditions and to create a more efficient organization. The restructuring plan resulted in the termination of approximately 250 employees, cancellation or renegotiation of certain facility leases as a result of those employee terminations, and cancellation of contracts for services that are not critical to the Company's core business strategy.  In addition to this restructuring, total headcount decreased by 91 people during the quarter ended September 30, 2001 as a result of both voluntary and involuntary attrition.  In addition, as of the date of this report, total headcount had further decreased by 156 people subsequent to September 30, 2001, as a result of the Company’s termination of 90 employees in November 2001, the hiring of 48 employees by Versatech Consulting, Inc. (see note 12 above) and general attrition.

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

                Our financial results may fluctuate from quarter to quarter based on such factors as the number, complexity, size, scope and lead time of projects in which we are engaged. More specifically, these fluctuations can result from the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. In addition, revenue from a large customer or project may constitute a significant portion of our total revenue in a particular quarter. We have experienced a general decline in our revenues since the second quarter of 2000. We believe that the decline in revenues is primarily due to a general economic slowdown, an extension in the sales cycle for many of our customers and delays in the use of our services by Global 1000 companies, increased competition from traditional management consulting companies, as well as the effects of the September 11, 2001 terrorist attacks and the threat of additional attacks. Based on the current market conditions, revenue outlook for the remainder of 2001 is uncertain. As a result of our restructuring in the fourth quarter of 2000, additional terminations in the third and fourth quarters of 2001, and management’s continuing efforts to reduce costs, we have reduced our expenses and expect that costs for the remainder of 2001 will be less compared to those incurred in the nine months ended September 30, 2001.

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

RESULTS OF OPERATIONS

                The following table sets forth the percentage of revenues of certain items included in our consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	100%	100%	100%	100%
Cost of service	55%	64%	59%	57%
Gross margins	45%	36%	41%	43%

Selling, general and administrative expenses	61%	62%	49%	48%
Equity-related and non-cash compensation expense	5%	0%	2%	1%
Intangibles amortization	104%	84%	78%	84%
Impairment of Goodwill	391%	—	98%	—
Restructuring charge	—	3%	—	1%
Loss from operations	(516)%	(113)%	(186)%	(91)%
Interest income (expense), net	(5)%	(1)%	(4)%	—
Other expense, net	—	—	—	—
Loss before provision for income taxes	(521)%	(114)%	(190)%	(91)%
Provision for income taxes	—	—	—	—
Net loss	(521)%	(114)%	(190)%	(91)%

REVENUES

                For the three-month period ended September 30, 2001, revenues decreased $23.1 million, or 61%, to $14.9 million from $38.0 million for the three-month period ended September 30, 2000. This decrease is attributable to a general economic slowdown resulting in an extension in the sales cycle for many of our customers and delays in the use of our services by Global 1000 companies. In addition, revenues decreased as a result of reductions in our fees as a result of increased competition from traditional management consulting companies, many of which are lowering their fees as a result of the overcapacity in the Internet services market.

                For the nine-month period ended September 30, 2001, revenues decreased $52.4 million, or 47%, to $59.4 million from $111.8 million for the nine-month period ended September 30, 2000. This decrease is attributable to a general economic slowdown resulting in an extension in the sales cycle for many of our customers and delays in the use of our services by Global 1000 companies. In addition, revenues decreased as a result of increased competition from traditional management consulting companies, many of which are lowering their fees in response to reductions in our fees as a result of the overcapacity in the Internet services market.

                Our revenues for the three and nine month periods ended September 30, 2001 were also adversely impacted by the terrorist attacks on September 11, 2001, and we expect that these events and the threat of additional terrorist attacks will adversely impact our revenues in subsequent periods.  These attacks adversely affected our productivity, particularly in our New York office, and also adversely affected and continue to adversely affect, both directly and indirectly, many of our clients and potential clients.  Two of our significant clients that have been directly impacted by the attacks, including a major airline and a major insurance company, have canceled or postponed significant new projects that we had expected to perform for these clients.  In addition, the effects of these attacks and the threat of additional terrorist attacks, and the adverse consequences these circumstances have had on the United States economy, have caused many companies, including clients and potential clients of ours, to postpone or cancel information technology projects.

                In addition, a significant client of ours, which has recently agreed to be acquired and is also the subject of an SEC investigation, has informed us that it has suspended all information technology spending for the foreseeable future.  This client has generated a significant amount of revenue for us in the past.  Furthermore, in October 2001, we sold certain assets and client contracts related to our staff augmentation group to VersaTech Consulting, Inc. and VersaTech Group, Inc.  As a result of this sale, we will no longer generate revenue from our staff augmentation group.  The staff augmentation group had generated approzimately $500,000 per month in revenue during the first nine months of 2001.

                As a result of current market trends and the other factors described above, total headcount decreased by 90 people during the quarter ended September 30, 2001, as a result of both voluntary and involuntary attrition.  In addition, as of the date of this report, total headcount had further decreased by 156 people subsequent to September 30, 2001, as a result of the Company’s termination of 90 employees in November 2001, the hiring of 48 employees by Versatech Consulting, Inc.  (see note 12 above) and general attrition.  We are prepared to implement additional cost cutting measures to further bring our expenses in line with the demand for our services should our revenues decrease from the levels achieved in the quarter ended September 30, 2001.

COST OF SERVICES

                Total cost of services decreased $16.2 million, or 66%, to $8.2 million for the three-month period ended September 30, 2001 from $24.4 million for the three-month period ended September 30, 2000. These decreases were due to a decrease in billable professionals as well as the revision of prior estimates of the 2000 bonus accruals of which approximately $2.5 million related to cost of services. Total billable professionals decreased by 371 persons from 736 billable professionals at September 30, 2000 to 365 billable professionals at September 30, 2001. This decrease in billable professionals was primarily the result of the restructuring actions taken in the third and fourth quarters of the year ended December 31, 2000, a layoff of 24 billable persons in July 2001, general attrition and management’s continued efforts to maintain the proper amount of billable professionals to service current demand. The Company expects that total costs of services will decrease in the fourth quarter of 2001 and first quarter of 2002 as a result of these terminations, the termination of 74 billable employees in November 2001 and general attrition.

                Total cost of services decreased $28.8 million, or 45%, to $34.9 million for the nine-month period ended September 30, 2001 from $63.7 million for the nine-month period ended September 30, 2000. These decreases were due to a decrease in billable professionals as well as the revision of prior estimates of the 2000 bonus accruals of which approximately $2.5 million related to cost of services. Total billable professionals decreased by 371 persons from 736 billable professionals at September 30, 2000 to 365 billable professionals at September 30, 2001. This decrease in billable professionals was primarily the result of the restructuring actions taken in the third and fourth quarters of the year ended December 31, 2000, a layoff of 24 billable persons in July 2001, general attrition and management’s continued efforts to maintain the proper amount of billable professionals to service current demand. The Company expects that total costs of services will decrease in the fourth quarter of 2001 and first quarter of 2002 as a result of these terminations, the termination of 74 billable employees in November 2001 and general attrition.

GROSS MARGINS

                Gross margin decreased $6.9 million, or 51%, to $6.7 million for the three-month period ended September 30, 2001, from $13.6 million for the three-month period ended September 30, 2000. As a percentage of revenue, gross margin increased from 36% to 45% for the three-month periods ended September 30, 2000, and September 30, 2001, respectively. The percentage increase primarily resulted from a larger percentage decrease in cost of services for the three-month period ended September 30, 2001 than the percentage decline in revenues for the same period.

                Gross margin decreased $23.6 million, or 49%, to $24.5 million for the nine-month period ended September 30, 2001, from $48.1 million for the nine-month period ended September 30, 2000. As a percentage of revenue, gross margin declined from 43% to 41% for the nine-month periods ended September 30, 2000, and September 30, 2001, respectively. The percentage decrease primarily resulted from a revenue slowdown due to the factors described in “-Revenues” above.  The margin decrease was partially offset by continued cost cutting efforts by management.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                Selling, general and administrative costs decreased $14.5 million, or 62%, from $23.5 million for the three-month period ended September 30, 2000, to $9.0 million for the three-month period ended September 30, 2001. This decrease was due primarily to the company-wide restructuring described in Note 7 to the financial statements, a layoff of 20 non-billable persons in July 2001, general attrition, management’s continued efforts in 2001 to reduce costs associated with administrative personnel and facilities expenditures and $0.3 million of the revision of the 2000 bonus accruals described in Note 10 to the financial statements. Total non-billable professionals decreased by 135 persons from 240 non-billable professionals at September 30, 2000 to 105 non-billable professionals at September 30, 2001. The Company expects that total costs of services will decrease in the fourth quarter of 2001 and the first quarter of 2002 as a result of the prior terminations, the termination of 16 non-billable employees in November 2001 and general attrition.

                Selling, general and administrative costs decreased $25.0 million, or 46%, from $53.8 million for the nine-month period ended September 30, 2000, to $28.8 million for the nine-month period ended September 30, 2001. This decrease was due primarily to the company-wide restructuring described in Note 7 to the financial statements, a layoff of 20 non-billable persons in July 2001, general attrition, management’s continued efforts in 2001 to reduce costs associated with administrative personnel and facilities expenditures and the revision of prior estimates including the allowance for bad debt and the 2000 bonus accruals, as described in Note 10 to the financial statements, totaling approximately $2.4 million. Total non-billable professionals decreased by 135 persons from 240 non-billable professionals at September 30, 2000 to 105 non-billable professionals at September 30, 2001. In addition, we reduced our lease square footage commitments in New York, New York, Seattle, Washington, and Washington, D.C., in the second quarter of 2001. The Company expects that total costs of services will decrease in the fourth quarter of 2001 and the first quarter of 2002 as a result of the prior terminations, the termination of 16 non-billable employees in November 2001 and general attrition.

                As a percentage of revenue, selling, general and administrative expenses decreased from 62% for the three-month period ended September 30, 2000 to 61% for the three-month period ended September 30, 2001. The percentage decrease primarily resulted from a decrease in costs due to the termination of employees in July 2001. As a percentage of revenue, selling general and administrative expenses increased from 48% for the nine-month periods ended September 30, 2000 to 49% for the nine-month period ended September 30, 2001. The percentage increase primarily resulted from a larger decline in revenues through the nine months ended September 30, 2001 compared to the decline in selling, general and administrative costs for the same periods.

EQUITY-RELATED AND NON-CASH COMPENSATION EXPENSE

                The Company has equity based compensation expense relating to the value of options granted at exercise prices below fair market value to employees of Align and certain employees of businesses acquired by Align as well as for payments to the former members of New York Consulting Partners for the achievement of certain revenue targets, operational metrics and continued employment in an aggregate amount of $0.7 million and $1.1 million for the three and nine month periods ended September 30, 2001, respectively. As all of the options granted to the employees of Align and certain employees of businesses acquired by Align continue to vest, equity based compensation expense in a given period relating to these options will decline. Equity based compensation expense incurred with respect to these options was approximately $0.2 million and $0.5 million, for the three- and nine- month periods ended September 30, 2001, respectively.

                The Company is required to issue shares of common stock in two installments on each of the first two anniversary dates of the closing of the acquisition of New York Consulting Partners, subject to the former members of New York Consulting Partners achieving certain revenue targets or operational metrics and remaining employed by the Company. On August 13, 2001, the Company issued 59,372 shares to the former members of New York Consulting Partners in payment of the first installment. This payment of approximately $0.5 million worth of stock was, and any amounts earned during the periods from June 22, 2001 through June 22, 2002, will be recorded as equity–based compensation. The Company could be required to issue up to an additional 28,801 shares in the second installment.

INTANGIBLES AMORTIZATION AND IMPAIRMENT OF GOODWILL

                As a result of acquisitions made in 1999 by Align, the purchase of our Acquired Businesses, and contingent consideration totaling approximately $48.9 million paid to former owners of the Acquired Businesses through September 30, 2001, we recorded approximately $370.0 million of goodwill. On June 22, 2000, the Company acquired certain assets and liabilities of New York Consulting Partners and recorded additional goodwill of approximately $7.7 million. Before the write-offs described below, these amounts are being amortized over a period of three years. Management of the Company has continually reviewed the impairment and potential recoverability of the goodwill, as events and changes in circumstances have warranted, determining whether or not any of the goodwill associated with the acquisitions described above has been impaired. In the fourth quarter of 2000, as part of the Company's restructuring plan, the Company exited certain lines of business of four of the Acquired Businesses and $114.5 million of unamortized goodwill was written off.

                During the third quarter of 2001, numerous adverse changes in the Company’s industry and the economic environment as a whole, including the continued decline in the demand for the Company’s services, the continued decline in the valuation of the Company’s stock, and the continued negative cash flows from operations caused the Company to conclude that its prospects for future cash flows had weakened and operating risks had increased. These changes triggered a review of goodwill.  This review indicated that undiscounted cash flows expected to be generated by such asset were not sufficient to recover the historical book value of goodwill and that such asset should be reduced to fair value.  The Company calculated the present value of estimated cash flows to determine management’s estimate of fair value for the goodwill.  Based on the Company’s current evaluation of the present value of expected cash flows, the Company concluded that the unamortized goodwill associated with the Acquired Businesses of $58.4 million should be written off as of September 30, 2001.

                The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") in June 2001. SFAS 142 defines the accounting treatment for all intangible assets, including goodwill, and provides methodology to be used to assess possible impairment of such intangibles. The Company believes that the adoption of SFAS 142 will not have a material impact on its financial position and results of operations.

                Certain former owners of one of the Acquired Businesses are still eligible to receive additional contingent consideration through June 30, 2002, based upon the amount of certain types of revenues we receive from a particular client. During the periods from January 1, 2000 through December 31, 2000, the amount of contingent consideration earned by these former owners totaled approximately $3.3 million. On June 18, 2001, we issued 1,813,780 shares of Luminant common stock in partial payment of this contingent consideration. Payment of the remaining portion of the 2000 contingent consideration will be paid out in shares of Luminant common stock on or before March 31, 2002. During the period from January 1, 2001 through September 30, 2001, the amount earned by these former owners totaled approximately $1.1 million. This contingent consideration, along with any additional contingent consideration earned by these former owners during the period from October 1, 2001 through December 31, 2001, is payable no later than thirty days after completion of our audit for the fiscal year 2001. We currently intend to pay all of the contingent consideration earned in shares of Luminant common stock. The number of shares to be issued will be determined based on the average trading price of our common stock during the thirty-day period preceding issuance of the shares and is expected to be issued in the second quarter of 2002. All but one of the individuals to whom such contingent consideration is owed have executed agreements with the Company pursuant to which the Company has the right to terminate such contingent consideration at any time upon payment of the cumulative amount of contingent consideration due and unpaid from January 1, 2001 until the date of the termination. The Company has the right to pay such contingent consideration in cash, stock or a combination thereof.

                In connection with the goodwill described above, we recorded amortization expense of approximately $93.9 million and $46.4 million for the nine months ended September 30, 2000 and 2001, respectively, and $32.1 million and $15.5 million for the three months ended September 30, 2000 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                Luminant Worldwide Corporation is a holding company that conducts its operations through its subsidiaries. Accordingly, its principal sources of liquidity are the cash flows of its subsidiaries, unallocated proceeds from the issuance of warrants and convertible debentures and cash available from its line of credit.

                Cash and cash equivalents, including cash pledged as security for the line of credit, decreased to $8.7 million at September 30, 2001 from $15.3 million at December 31, 2000. This decrease was the result of cash used for operating activities of approximately $4.6 million, cash used in investing activities of approximately $2.6 million, and cash provided by financing activities of approximately $0.6 million. Net cash used in operations for the nine months ended September 30, 2000 was approximately $20.9 million, as compared to net cash used in operations of approximately $4.6 million for the nine months ended September 30, 2001. Net cash used in operating activities during the nine months ended September 30, 2001 was mainly due to reductions in accounts payable, customer deposits and accrued liabilities totaling approximately $20.1 million. This was partially offset by collections of accounts receivable and related party and other receivables totaling approximately $15.2 million.

                Net cash used in investing activities decreased from approximately $12.6 million for the nine months ended September 30, 2000 as compared to approximately $2.6 million for the nine months ended September 30, 2001. The use of cash for investing activities during the nine months ended September 30, 2001 was primarily a result of capital expenditures for leasehold improvements relating to the relocation of our Houston, Texas facility. We expect capital expenditures to decrease throughout the remainder of the year due to provisions of the Wells Fargo line of credit that limit our total capital expenditures for the year 2001 to $4.5 million.

                Net cash provided by financing activities was approximately $23.9 million for the nine months ended September 30, 2000, compared to net cash provided by financing activities of approximately $0.6 million for the nine months ended September 30, 2001. The cash provided by financing activities during the nine months ended September 30, 2001 primarily consisted of approximately $2.8 million in proceeds from our Wells Fargo line of credit, as well as proceeds of approximately $0.3 million from issuances of common stock under the employee stock purchase plan and the exercise of options. The cash provided by financing activities was offset by repayments of the line of credit and other long–term debt in an aggregate amount of approximately $2.5 million.

                On September 21, 2000, the Company entered into a convertible debentures purchase agreement with Montrose Investments Ltd., Strong River Investments, Inc. and James R. Corey, our Chief Executive Officer, President and Director. Under the terms of the agreement, we sold to Montrose and Strong River warrants, exercisable through September 21, 2005, to purchase up to 1,373,626 shares of our common stock at $2.73 per share, as well as 6% convertible debentures, due September 21, 2003, in an aggregate principal amount equal to $15 million, convertible into a total of 6,000,000 shares of our common stock. Under the same agreement, we sold to Mr. Corey warrants, exercisable through September 21, 2005, to purchase up to 183,150 shares of our common stock at $2.73 per share, as well as 6% convertible debentures, due September 21, 2003, in an aggregate principal amount equal to $2 million, convertible into a total of 800,000 shares of our common stock. The number of shares into which the debentures may be converted, the exercise price of the warrants and in some cases the number of warrants, will be adjusted if we issue shares of common stock at a price lower than the conversion price or exercise price, as applicable, or if we conduct a stock split, stock dividend or similar transaction. The holders of the debentures have the right to put to us, on September 21, 2001 and on a quarterly basis thereafter, all or any portion of the outstanding debentures, including any interest or other amounts outstanding thereunder, in return for cash or, up to the limit described below, our common stock, at our election, at the lower of (1) the then prevailing conversion price of the debentures, or (2) the average closing price of our common stock for the five trading days preceding the date such right is exercised. The Company has delivered a letter to the holders of the convertible debentures indicating that, until further notice, the Company intends to satisfy its payment obligations in connection with any exercise of the put right entirely in shares of common stock.  The debenture holders did not exercise their put rights exercisable on September 21, 2001.

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

                Of the $17.0 million in gross proceeds from the issuance of the debentures and warrants, $3.5 million was allocated to the warrants. The debt is recorded on the Company's consolidated balance sheet at September 30, 2001, as a current liability of $14.6 million. As a result of the put option applicable to the debentures, all of the debt is categorized as a current liability. Amortization of the original issue discount on the debt, using an effective interest rate of 16.90%, resulted in an additional interest expense of $0.9 million during the nine months ended September 30, 2001. The accretion of original issue discount on the debt will cause an increase in indebtedness from September 30, 2001 to September 21, 2003 of $2.4 million. In addition, the debentures accrue interest at a rate of 6% per annum, payable on a quarterly basis in either Company common stock or cash, at the Company’s election. The Company has notified the debenture holders that, until further notice, the Company intends to pay all interest on the debentures in Company common stock. The holders of the convertible debentures have notified the Company in writing that, until further notice, the Company is required to pay all such accrued interest on an annual basis, during the first quarter following each calendar year.  The Company had previously issued to the debenture holders an aggregate of 732,440 shares of common stock as payment of interest accrued on the debentures during the fourth quarter of 2000 and the first quarter of 2001.  Interest accruing on the debentures during the second, third and fourth quarters of 2001 will be paid in stock in the first quarter of 2002, as directed by the debenture holders.

                 In March 2000, we entered into a $15 million revolving credit agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") for a senior secured credit facility. The initial term of the credit agreement extends until March 31, 2003 and is automatically renewable for successive one-year terms thereafter, unless Luminant provides Wells Fargo with ninety days written notice of its election not to renew the credit facility. Borrowings under this credit agreement accrue interest at a rate of, at our option, either (1) the prime rate of Wells Fargo Bank, N.A.-San Francisco, or (2) the rate at which U.S. Dollar deposits are offered to major banks in the London interbank Eurodollar market (as adjusted to satisfy the reserve requirements of the Federal Reserve System) plus 250 basis points. The credit agreement also contains representations, warranties, covenants and other terms and conditions typical of credit facilities of such size, including financial covenants, and restriction on certain acquisitions. As of September 30, 2001, borrowings of $7.6 million were outstanding under this revolving credit agreement. The weighted average interest rate on these obligations as of such date was 6.0%.  In March 2001, Wells Fargo and Luminant entered into the Third Amendment to the Credit and Security Agreement. Among other terms, the Third Amendment replaced certain existing financial covenants with the requirements that (1) we maintain certain fixed charge coverage as specified therein, and (2) we do not incur more than $4.5 million in capital expenditures during the year ended December 31, 2001. The terms of the Third Amendment also prohibit us from, or permitting any of our controlled affiliates from, consolidating or merging with or into any other person or acquiring all or substantially all of the assets of another person.

                In response to continued adverse changes in our industry and the United States economy as a whole, including significant declines in the demand for our services, overcapacity in the industry, and reduced billing rates, we have implemented a number of additional initiatives to further reduce operating costs.  These initiatives include a reduction of 90 employees or 22% of our total workforce during November 2001, and the sale of certain assets and several client contracts to VersaTech Consulting, Inc. and VersaTech Group, Inc.  These measures follow the cost reduction measures we have undertaken during the past year, including the termination of approximately 250 employees during the second half of 2000, a decrease in total head count by 91 people during the quarter ended September 30, 2001, a further decrease in headcount subsequent to September 30, 2001 through the date of this report of 156 people, cancellation or renegotiation of certain facility leases, restrictions on discretionary expenditures and cancellation of certain contracts not critical to our core business strategy, in order to conserve our cash.

                As of September 30, 2001, however, our current liabilities exceeded current assets by approximately $19.1 million and we do not have sufficient cash to fund all of our outstanding accounts payable and accrued liabilities balances. We do not expect to be able to meet our operating requirements and debt service obligations for the remainder of 2001 from cash generated through operations.  We have sought additional equity and debt investments and additional lines of credit, but have so far been unsuccessful in obtaining such financing. Certain of our vendors and other creditors have demanded payment of the amounts due to them and/or commenced litigation against us seeking to compel payment of amounts they claim they are owed. Our management is currently negotiating with a number of our vendors and other creditors to defer payment requirements. There can be no assurance that we will be able to achieve payment terms that will allow us to meet our payment obligations as they become due.

                Management has also been engaged in discussions and negotiations regarding the sale of Luminant or a liquidation or court supervised restructuring of our obligations.  In light of our current financial condition, management expects that any sale of the Company would be accomplished through a court-supervised proceeding.  It is unlikely that, following any such sale, liquidation or restructuring of Luminant, any proceeds would remain for our equity holders.

                As of September 30, 2001, we and our subsidiaries, on a consolidated basis, had a total of $3.0 million in outstanding current and long-term indebtedness (excluding the convertible debentures and amounts owed to Wells Fargo under the credit agreement). The weighted average interest rate on these obligations at September 30, 2001 was 8.5%. Included in this indebtedness is a note payable by Free Range Media, Inc., one of our subsidiaries, to John C. Dimmer, of which $2.3 million in principal amount and accrued and unpaid interest was outstanding as of September 30, 2001. Luminant is a guarantor of Free Range’s obligations under this note. Free Range is currently in default of its obligation under this note to make an aggregate payment of approximately $0.6 million to Mr. Dimmer on October 1, 2001. As a result of this default, Mr. Dimmer has the right to demand immediate payment of all outstanding principal and interest under the note.

                As of September 30, 2001, we are in default under our credit agreement with Wells Fargo with respect to the covenant that requires us to maintain certain fixed charge coverage as specified therein. The default under the note to Mr. Dimmer also constitutes a default under the Wells Fargo credit agreement. In addition, during the fourth quarter of 2001, as of December 31, 2001 and during the first quarter of 2002, the credit agreement requires us to maintain successively higher fixed charge coverages. Based upon current projections of our financial performance, we anticipate that we would be required to seek further amendments to the fixed charge coverage covenant applicable to the fourth quarter of 2001 and subsequent periods in order to avoid further defaults under the credit agreement. We are currently negotiating with Wells Fargo regarding a waiver of the defaults under the Wells Fargo credit facility as well as amendments to the fixed charge coverage covenant.  There can be no assurance that Wells Fargo will waive the existing defaults under the credit agreement, or that Wells Fargo will agree to any additional amendments to the terms of the credit agreement, in each case on terms that are acceptable to us or at all.  As a result of the default under our credit agreement with Wells Fargo, Wells Fargo has the right to demand immediate payment of all outstanding principal and interest, and could force a sale of the assets we have pledged to them to satisfy our obligations.

                A default under our Wells Fargo credit agreement, or under any other indebtedness of Luminant Worldwide Corporation in an amount exceeding $1.0 million that results in the amounts outstanding thereunder becoming due and payable could result in acceleration of our indebtedness under the convertible debentures as well. If upon any such default Wells Fargo or any other such debt holder demands immediate payment of all amounts outstanding under the credit agreement or such other applicable indebtedness, the holders of the convertible debentures could demand payment in full of 107% of the principal amount plus all other amounts outstanding under the debentures, in cash or stock at the debenture holder’s election. If such an event were to occur and we were unable to reach an accommodation with Wells Fargo, any other such debt holder and the holders of the convertible debentures, we would have to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts. Based on our current financial condition, it is unlikely that, following any such sale or resort to the bankruptcy courts, any proceeds would remain for our equity holders.

                Our September 30, 2001 financial statements have been prepared on a basis that assumes that we will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has been advised by its independent public accountants that, if the Company has not obtained waivers of the Wells Fargo and Dimmer defaults, and received significant capital commitments or established the ability to demonstrate future positive operating cash flows and profitability, in each case prior to the completion of the auditors' audit of the Company’s financial statements for the year ending December 31, 2001, their auditors’ report on those financial statements would contain a modification that calls into question the ability of the Company to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. We have not purchased any futures contracts, nor have we purchased or held any derivative financial instruments for trading purposes during the nine months ended September 30, 2001. Our primary market risk exposure is the risk that interest rates on our outstanding borrowings may increase.

                We currently have various lines of credit, capital leases, and notes payable, excluding our debentures, with aggregate maximum borrowings as of September 30, 2001, totaling approximately $10.6 million. An increase in the prime rate (a benchmark pursuant to which interest rates applicable to borrowings under the credit facilities may be set) equal to 10% of the prime rate, for example, would have increased our consolidated interest by less than $14,000 for the three quarters ended September 30, 2001. Based on maximum borrowing levels under the Wells Fargo line of credit, a 10% increase in the line of credit would increase annual interest expense by approximately $10,000. We have not entered into any interest rate swaps or other hedging arrangements with respect to the interest obligations under these lines of credit.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Unregistered Sales of Securities

                On August 13, 2001, we issued an aggregate of 59,372 shares of common stock to the former owners of New York Consulting Partners, LLC, as contingent consideration pursuant to the terms of the agreement by which we acquired certain assets and liabilities of New York Consulting Partners, LLC. Additional terms of the acquisition are described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Intangibles Amortization.” An exemption is claimed under Section 4(2) of the Securities Act.

In March 2001, we issued an aggregate of 324,440 shares of common stock to the holders of the convertible debentures in payment of the interest that accrued on such debentures for the fourth quarter of 2000.  In May 2001, we issued an aggregate of 408,000 shares of common stock to the holders of the convertible debentures in payment of the interest that accrued on such debentures for the first quarter of 2001.  An exemption is claimed under Section 4(2) of the Securities Act for each of these issuances of shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                See the description of the defaults under the Wells Fargo Credit agreement described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5. OTHER INFORMATION

                None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
10.1	Luminant Worldwide Corporation 2000 Broad Based Incentive Plan

(b)	Reports on Form 8-K:

                                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LUMINANT WORLDWIDE CORPORATION

Date:	November 14, 2001	By:	/S/ JAMES R. COREY
James R. Corey
Chief Executive Officer, President, and Director

Date:	November 14, 2001	By:	/S/ THOMAS G. BEVIVINO
Thomas G. Bevivino
Chief Financial Officer & Secretary (Principal Accounting and Chief Financial Officer)

Exhibit Index

Number

Description

10.1	Luminant Worldwide Corporation 2000 Broad Based Incentive Plan.